Form 10-K
period 2023-12-31
HEALTHPEAK PROPERTIES, INC.
filed 2024-02-09
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9.2 billion.
As of February 7, 2024, there were 547,172,983 shares of the registrant’s $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023, have been incorporated by reference into Part III of this Report.

Healthpeak Properties, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2023

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
Cautionary Language Regarding Forward-Looking Statements
Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements in this Annual Report on Form 10-K include statements regarding the proposed transactions involving Healthpeak and Physicians Realty Trust (as discussed in further detail in this report), including but not limited to, statements about the anticipated benefits of the proposed transactions involving Healthpeak and Physicians Realty Trust, as well as statements regarding future financial and operating results, plans, objectives, expectations, and intentions. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could cause actual results, including our future financial condition and results of operations, to differ materially from those expressed or implied by any forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in “Item 1A, Risk Factors” in this report.
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
As more fully set forth under “Item 1A, Risk Factors” in this report, principal risks and uncertainties that may affect our business, financial condition, or results of operations include:
•macroeconomic trends, including inflation, interest rates, construction and labor costs, and unemployment;
•risks associated with the Mergers (as defined below), including, but not limited to, our ability to consummate the Mergers on the proposed terms or on the anticipated timeline, or at all; potential loss or disruption of current and prospective commercial relationships due to the uncertainties about the Mergers; and the outcome of legal proceedings instituted against us, our Board of Directors, and others related to the Mergers;
•our ability to integrate the operations of the Company and Physicians Realty Trust successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame;
•changes within the industries in which we operate;
•significant regulation, funding requirements, and uncertainty faced by our lab tenants;
•factors adversely affecting our tenants’, operators’, or borrowers’ ability to meet their financial and other contractual obligations to us;
•the insolvency or bankruptcy of one or more of our major tenants, operators, or borrowers;
•our concentration of real estate investments in the healthcare property sector, which makes us more vulnerable to a downturn in that specific sector than if we invested across multiple sectors;

•the illiquidity of real estate investments;
•our ability to identify and secure new or replacement tenants and operators;
•our property development, redevelopment, and tenant improvement risks, including project abandonments, project delays, and lower profits than expected;
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
•our use of joint ventures may limit our returns on and our flexibility with jointly owned investments;
•our use of fixed rent escalators, contingent rent provisions, and/or rent escalators based on the Consumer Price Index;
•competition for suitable healthcare properties to grow our investment portfolio;
•our ability to foreclose or exercise rights on collateral securing our real estate-related loans;
•any requirement that we recognize reserves, allowances, credit losses, or impairment charges;
•investment of substantial resources and time in transactions that are not consummated;
•our ability to successfully integrate or operate acquisitions;
•the potential impact on us and our tenants, operators, and borrowers from litigation matters, including rising liability and insurance costs;
•environmental compliance costs and liabilities associated with our real estate investments;
•environmental, social, and governance (“ESG”) and sustainability commitments and requirements, as well as stakeholder expectations;
•epidemics, pandemics, or other infectious diseases, including the coronavirus disease (“Covid”), and health and safety measures intended to reduce their spread;
•human capital risks, including the loss or limited availability of our key personnel;
•our reliance on information technology systems and any material failure, inadequacy, interruption, or security failure of that technology;
•volatility, disruption, or uncertainty in the financial markets;
•increased borrowing costs, including due to rising interest rates;
•cash available for distribution to stockholders and our ability to make dividend distributions at expected levels;
•the availability of external capital on acceptable terms or at all, including due to rising interest rates, changes in our credit ratings and the value of our common stock, bank failures or other events affecting financial institutions, and other factors;
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
•our taxable REIT subsidiaries being subject to corporate level tax;
•tax imposed on any net income from “prohibited transactions”;
•changes to U.S. federal income tax laws, and potential deferred and contingent tax liabilities from corporate acquisitions;
•calculating non-REIT tax earnings and profits distributions;
•ownership limits in our charter that restrict ownership in our stock;
•provisions of Maryland law and our charter that could prevent a transaction that may otherwise be in the interest of our stockholders;
•conflicts of interest between the interests of our stockholders and the interests of holders of Healthpeak OP common units;
•provisions in the operating agreement of Healthpeak OP and other agreements that may delay or prevent unsolicited acquisitions and other transactions; and
•our status as a holding company of Healthpeak OP.
Important Information Regarding Our Disclosure to Investors
We may use our website (www.healthpeak.com) and our LinkedIn account (https://www.linkedin.com/company/healthpeak) to communicate with our investors and disclose company information. The information disclosed through those channels may be considered to be material, so investors should monitor them in addition to our press releases, SEC filings, and public conference calls and webcasts. The contents of our website or social media channels referenced herein are not incorporated by reference into this Annual Report on Form 10-K.

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
Our strategy is to invest in and manage real estate focused on healthcare discovery and delivery. We have a diversified portfolio of high-quality healthcare properties across three core asset classes of lab, outpatient medical, and continuing care retirement community (“CCRC”) real estate. Under the lab and outpatient medical segments, we invest through the acquisition, development, and management of lab buildings, outpatient medical buildings, and hospitals. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of loans receivable and an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”). These non-reportable segments have been presented on an aggregate basis herein.
At December 31, 2023, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 477 properties. The following table summarizes information for our reportable and other non-reportable segments for the year ended December 31, 2023 (dollars in thousands):

Segment	Total Portfolio Adjusted NOI(1)	Percentage of Total Portfolio Adjusted NOI(1)	Number of Properties
Lab	$617,541	51.3%	146
Outpatient medical	452,725	37.6%	297
CCRC	112,511	9.3%	15
Other non-reportable	22,210	1.8%	19
	$1,204,987	100.0%	477
_______________________________________
(1)Total Portfolio metrics include results of operations from disposed properties through the disposition date. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information regarding Adjusted NOI and see Note 15 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
For a description of our significant activities during 2023, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.
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

The Merger Agreement
On October 29, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Physicians Realty Trust, Physicians Realty L.P. (the “Physicians Partnership”), and certain of our subsidiaries, pursuant to which, among other things, and through a series of transactions (the “Mergers”), (i) each outstanding common share of Physicians Realty Trust (other than Physicians Realty Trust common shares to be canceled in accordance with the Merger Agreement) will be automatically converted into the right to receive 0.674 (the “Exchange Ratio”) shares of our common stock, and (ii) each outstanding common unit of the Physicians Partnership will be automatically converted into and become common units in the successor entity to the Physicians Partnership equal to the Exchange Ratio. Following the transactions contemplated in the Merger Agreement, the successor entities to Physicians Realty Trust and the Physicians Partnership will be direct and indirect subsidiaries of Healthpeak OP, respectively. In connection with the Mergers, we filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission (“SEC”) on December 15, 2023, as amended on January 9, 2024, and a definitive joint proxy statement/prospectus for the Company and Physicians Realty Trust on January 11, 2024 in connection with our respective special meetings of stockholders and shareholders, as applicable, which will be held on February 21, 2024. Consummation of the Mergers are subject to the satisfaction or waiver of customary closing conditions, including the approval of our stockholders and the shareholders of Physicians Realty Trust. We expect the Mergers to close on March 1, 2024. If the Mergers are not consummated by July 31, 2024 (unless extended under certain circumstances), either we or Physicians Realty Trust may terminate the Merger Agreement.
Business Strategy

Our strategy is to invest in and manage real estate focused on healthcare discovery and delivery. We manage our real estate portfolio for the long-term to maximize risk-adjusted returns and support the growth of our dividends. Our strategy consists of four core elements:
(i)Our real estate: Our portfolio consists of high-quality properties in desirable locations. Our portfolio is focused on lab and outpatient medical buildings, favorable sectors that benefit from the universal desire for improved health. We have built scale and fostered deep industry relationships, two unique factors that provide us with a competitive advantage.
(ii)Our financials: We maintain a strong investment-grade balance sheet with ample liquidity as well as long-term fixed-rate debt financing with staggered maturities to reduce our exposure to interest rate volatility and refinancing risk.
(iii)Our partnerships: We work with leading pharmaceutical, biotechnology, and medical device companies, as well as healthcare delivery systems, specialty physician groups, and other healthcare service providers, to meet their real estate needs. We provide high-quality property management services to encourage tenants to renew, expand, and relocate into our properties, which drives increased occupancy, rental rates, and property values.
(iv)Our platform: We have a people-first culture that we believe attracts, develops, and retains top talent. We continually strive to create and maintain an industry-leading platform, with systems and tools that allow us to effectively and efficiently manage our assets and investment activity.
Internal Growth Strategies
We believe our real estate portfolio holds the potential for increased future cash flows as it is well-maintained and in desirable locations. Our strategy for maximizing the benefits from these opportunities is to: (i) work with new or existing tenants to address their space and capital needs and (ii) provide high-quality property management services in order to motivate tenants to renew, expand, or relocate into our properties.
We expect to continue our internal growth as a result of our ability to:
•Build and maintain long-term leasing and management relationships with quality tenants. In choosing locations for our properties, we focus on the physical environment, adjacency to established businesses (e.g., hospital systems or life science submarkets) and educational centers, proximity to sources of business growth, and other local demographic factors.
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
•Extend and modify terms of existing leases prior to expiration. We selectively structure lease extensions, early renewals, or modifications, which reduce the cost associated with lease downtime, while securing the tenancy and relationship of our high-quality tenants on a long-term basis.

Investment Strategies
The discovery and delivery of healthcare services requires real estate and, as a result, tenants depend on our real estate, in part, to maintain and grow their businesses. We believe the healthcare real estate market provides investment opportunities due to the: (i) compelling long-term demographics driving the demand for healthcare services; (ii) specialized nature of healthcare real estate investing; and (iii) ongoing consolidation of the fragmented healthcare real estate sector.
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
We monitor our investments based on the percentage of our total assets that may be invested in any one property type, investment vehicle, or geographic location, the number of properties that may be leased to a single tenant or operator, or loans that may be made to a single borrower. In allocating capital, we target opportunities with the most attractive risk/reward profile for our portfolio as a whole. We may take additional measures to mitigate risk, including diversifying our investments (by sector, geography, and tenant), structuring transactions as master leases, requiring tenant or operator insurance and indemnifications, and/or obtaining credit enhancements in the form of guarantees, letters of credit, or security deposits.
We believe we are well-positioned to achieve external growth through acquisitions, development, and redevelopment. Other factors that contribute to our competitive position include:
•our reputation gained through decades of successful operations and the strength of our existing portfolio of properties;
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
We may finance acquisitions and other investments in a variety of ways, including:
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

In addition, capital recycling through dispositions and redeployment through acquisitions, developments, and redevelopments is an important facet of our investment and financing strategies. We routinely have multiple transactions involving both individual properties and portfolios under consideration that are in varying stages of evaluation, underwriting, negotiation, and due diligence review, some of which, if consummated or completed, may have a material effect on our liquidity, results of operations, and financial condition.
Segments

Lab
Our lab properties, which contain laboratory and office space, are leased primarily to biotechnology, medical device and pharmaceutical companies, scientific research institutions, government agencies, and other organizations involved in the life science industry. While these properties have certain characteristics similar to commercial office buildings, they generally accommodate heavier floor loads and contain more advanced electrical, mechanical, heating, ventilating, and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops, and related amenities. In addition to improvements funded by us as the landlord, many of our lab tenants make significant investments to improve their leased space to accommodate biology, chemistry, or medical device research initiatives.
Lab properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco (50%) and San Diego (23%), California, and Boston, Massachusetts (25%) (based on total square feet). At December 31, 2023, 90% of our lab properties were triple-net leased (based on leased square feet).
The following table provides information about our most significant lab tenant concentration for the year ended December 31, 2023:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Amgen, Inc.	6%	2%
Outpatient Medical
Our outpatient medical segment includes outpatient medical buildings and hospitals. Outpatient medical buildings typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics, and day-surgery operating rooms. While these facilities have certain similarities to commercial office buildings, they require additional plumbing, electrical, and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and specialized equipment such as x-ray machines and MRIs. Outpatient medical buildings are often built to accommodate higher structural loads for such specialized equipment and may contain vaults or other unique construction. Our outpatient medical buildings are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 87% of our outpatient medical buildings located on or adjacent to hospital campuses and 98% affiliated with hospital systems as of December 31, 2023 (based on total square feet). Occasionally, we invest in outpatient medical buildings located on hospital campuses subject to ground leases. At December 31, 2023, approximately 65% of our outpatient medical buildings were triple-net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.
The following table provides information about our most significant outpatient medical tenant concentration for the year ended December 31, 2023:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
HCA Healthcare, Inc. (HCA)	23%	8%
Our outpatient medical segment also includes nine hospitals. Services provided by our tenants and operators in hospitals are paid for by private sources, third-party payors (e.g., insurance and HMOs), or through Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, and specialty and rehabilitation hospitals. All of our hospitals are triple-net leased.

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
Other non-reportable segment
At December 31, 2023, we had the following investments in our other non-reportable segments: (i) our unconsolidated joint venture with a sovereign wealth fund that owns 19 senior housing assets (which we refer to as our SWF SH JV) and (ii) loans receivable.
The properties in our SWF SH JV are owned through RIDEA structures and include independent living facilities and assisted living facilities, which cater to different segments of the elderly population based upon their personal needs. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments.
Competition

Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, pension funds, private equity investors, sovereign funds, healthcare operators, lenders, developers, and other institutional investors, some of whom may have greater flexibility (e.g., non-REIT competitors), greater resources, and lower costs of capital than we do. Increased competition and resulting capitalization rate compression, as well as the impacts of inflation and higher interest rates, make it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by global, national, and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation, and population trends.

Income from our investments depends on our tenants’ and operators’ ability to compete with other companies on multiple levels, including: (i) the quality of care provided, (ii) reputation, (iii) success of product or drug development, (iv) price, (v) the range of services offered, (vi) the physical appearance of a property, (vii) alternatives for healthcare delivery, (viii) the supply of competing properties, (ix) physicians, (x) staff, (xi) referral sources, (xii) location, (xiii) the size and demographics of the population in surrounding areas, and (xiv) the financial condition of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see “Item 1A, Risk Factors” in this report.
Government Regulation, Licensing, and Enforcement

Overview
Our healthcare facility operators (which include our TRS entities when we use a RIDEA structure) and tenants are subject to extensive and complex federal, state, and local healthcare laws and regulations relating to quality of care, licensure and certificate of need, resident rights (including abuse and neglect), consumer protection, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities. We expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management, and provision of services, among others. Federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws and regulations. In addition, our operators are subject to a variety of laws, regulations, and executive orders, including those relating to operators’ response to Covid and other infectious diseases, which can vary based on the provider type and jurisdiction, complicating compliance efforts. These regulations are wide ranging and can subject our tenants and operators to civil, criminal, and administrative sanctions, including enhanced or additional penalties, sanctions, and other adverse actions that may arise under new regulations adopted in response to Covid. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies, and the laws may vary from one jurisdiction to another. Changes in laws, regulations, reimbursement enforcement activity, and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Item 1A, Risk Factors” in this report.
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
Effective January 16, 2024, Medicare and Medicaid nursing facilities are required to disclose new data about the facility’s ownership, management, and the owners of real property lessors upon initial enrollment and revalidation. In addition, the nursing facilities are required to timely report any changes, including in connection with any change of ownership. The Centers for Medicare and Medicaid Services (“CMS”) defines the new disclosable parties to include members of the facility’s governing body, persons, or entities who are an officer, director, member, partner, trustee, or managing employee of the facility, persons, or entities that exercise operational, financial, or managerial control, lease or sublease real property to the facility, own a direct or indirect interest of five percent or greater of the real property, or provide management or administrative services to the facility. Additionally, facilities will be required to disclose whether any entity on the enrollment form is a private equity company or REIT. CMS will make the information publicly available. This new disclosure requirement involves reporting extensive information and may complicate our healthcare facility operators’ efforts to comply with Medicare and Medicaid requirements. Failure to comply with the new disclosure requirements could negatively affect our healthcare facility operators’ participation in Medicare and state Medicaid programs.
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

Product Approvals
While our lab tenants include some well-established companies, other tenants are less established and, in some cases, may not yet have a product approved by the Food and Drug Administration, or other regulatory authorities, for commercial sale. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry. It also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance.
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

Sustainability

We believe that ESG initiatives are a vital part of corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the ESG dimensions. Our Board of Directors oversees ESG matters, with the Nominating and Corporate Governance Committee overseeing sustainability and corporate governance matters, the Audit Committee overseeing risk management, and the Compensation and Human Capital Committee overseeing human capital management. We use an integrated approach to ESG throughout our business to identify risks and opportunities, capture efficiencies and cost savings, and report on the issues most relevant to stakeholders.
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
Our recent ESG highlights include:
•Reported a reduction of 4.2% in Scope 1 and Scope 2 greenhouse gas emissions (“GHG”) in 2022 compared to 2021 on a like-for-like comparative basis (as defined below)
•4 LEED certifications and 132 new ENERGY STAR certifications obtained in 2023
•Named an ENERGY STAR Partner of the Year in 2023, marking our third time receiving the award
•Received a Green Star rating from the Global Real Estate Sustainability Benchmark (“GRESB”) for the twelfth consecutive year, recognizing top ESG performance in our sector
•Named to CDP’s Leadership band for our climate disclosure for the eleventh consecutive year, most recently with a score of “A-” in 2023
•Named to Newsweek’s America’s Most Responsible Companies list for the fifth consecutive year
•Named a constituent in the FTSE4Good Index for the twelfth consecutive year
•Named a constituent in the S&P Global Dow Jones Sustainability World Index for the fourth time and S&P Global North America Dow Jones Sustainability Index for the eleventh consecutive year
•Named to the S&P Global Sustainability Yearbook for the ninth consecutive year
•Named Winner for Best Proxy Statement (Mid Cap), and Finalist for Best ESG Reporting (Small to Mid Cap) by IR Magazine and Governance Intelligence
•Included in Fortune’s Best Workplaces in Real Estate list for the second consecutive year
Under our “like-for-like” methodology, direct and indirect GHG emissions are compared on a year-over-year rolling basis using Scope 1 and Scope 2 GHG emissions for the properties that we have owned for two full consecutive calendar years, excluding non-stabilized developments and redevelopments in each year of the calculation. Base data utilized in the calculation of Scope 1 and Scope 2 GHG emissions is obtained from third-party invoices or estimates.
For additional information regarding our ESG initiatives, methodologies, and approach to climate change, please visit our website at www.healthpeak.com/ESG.

Human Capital Matters

Our employees represent our greatest asset, and as of December 31, 2023, we had 193 full-time employees. Our Board of Directors, through its Compensation and Human Capital Committee, retains oversight of human capital management, including corporate culture, diversity, inclusion, talent acquisition, retention, employee satisfaction, engagement, and succession planning. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:
•Workforce Diversity: We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences. We value and embrace such diversity in our employee recruiting, hiring, and development practices. Our workforce was made up of 48% female employees and 37% racially or ethnically diverse employees as of December 31, 2023.
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
•Engagement: High employee engagement and satisfaction are both critical to attracting and retaining top talent and benefit our business in many ways. We conduct a regular employee engagement survey through an independent third party, measuring our progress on important employee issues and identifying opportunities for growth and improvement.
•Training and Development: We conduct annual employee training on our Code of Business Conduct and Ethics, as well as annual training on harassment prevention or unconscious bias. We also provide training and development to all employees, focusing on career development, professional development, and REIT essentials.
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
•Community Partnership: Our Social Responsibility Committee is responsible for oversight of our charitable and volunteer activities. We partner with organizations that share our desire to support research, education, and other activities related to healthcare.
For additional information on human capital matters, please see our most recent proxy statement or ESG report, each of which is available on our website at www.healthpeak.com.
Available Information

Our website address is www.healthpeak.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov. References to our website throughout this Annual Report on Form 10-K are provided for convenience only and the content on our website does not constitute a part of this Annual Report on Form 10-K.

ITEM 1A.    Risk Factors
The section below discusses the risk factors that may materially adversely affect our business, results of operations, and financial condition. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business.
As set forth below, we believe that the risks we face generally fall into the following categories:
•risks related to our business and operations;
•risks related to our capital structure and market conditions;
•risks related to the regulatory environment;
•risks related to tax, including REIT-related risks, and related to our jurisdiction of incorporation and our structure as an UPREIT;
•risks relating to the Mergers;
•risks relating to the Combined Company following the Mergers;
•risks relating to the status of Physicians Realty Trust as a REIT; and
•risks relating to an investment in the Combined Company’s common stock following the Mergers and the transactions contemplated by the Merger Agreement.
Risks Related to Our Business and Operations

We may be negatively impacted by macroeconomic trends, including rising inflation and interest rates, increased construction and labor costs, and historically low unemployment.
Many of our costs, including labor costs, construction costs, utilities, and other operating and administrative costs, have been, and may continue to be, affected by inflation and price volatility. These macroeconomic trends have been, and may continue to be, exacerbated by responses to the Covid pandemic, supply chain disruptions, the conflicts between Russia and Ukraine and in the Middle East, federal government deficits, and other international and domestic events impacting the macroeconomic environment.
In addition, interest rates rose substantially in 2022 and 2023 and may continue to rise and remain elevated for the foreseeable future. U.S. government policies implemented to address inflation, including actions by the Federal Reserve System’s Federal Open Market Committee (the “FOMC”) to increase short-term interest rates, have led to increases in interest rates in the credit markets and other impacts on the macroeconomic environment. The FOMC may continue to raise the federal funds rate or maintain a higher federal funds rate for a longer period of time, either of which would likely lead to higher short-term interest rates and the possibility of lower asset values, slowing economic growth and increasing the possibility of a recession. Increased interest rates have caused, and may continue to cause, unfavorable financing terms and increased interest costs for variable rate debt and new debt. Further, actions by the FMOC to decrease short-term interest rates could lead to inflationary pressures. We may not be able to offset additional costs caused by inflation, increased interest rates, or other macroeconomic trends by passing them through, or increasing the rates we charge, to tenants and residents. These increased costs may hinder our ability to execute on accretive acquisitions or otherwise adversely affect our business, results of operations, and financial condition. Increased interest rates could also negatively impact consumer spending and our tenants’, operators’, and borrowers’ businesses and future demand for our properties.
Furthermore, rising labor costs and personnel shortages have increased, and may continue to increase, the cost of our, or our tenants’, operators’, and borrowers’, workforce. Competitive pressures, including historically low unemployment, may require that we or our tenants, operators, or borrowers enhance pay and benefits packages to compete effectively for such personnel. To the extent we or our tenants, operators, or borrowers cannot hire a sufficient number of qualified personnel, we or they may need to utilize high-cost alternatives to meet labor needs, including contract and overtime labor, or our business may operate below capacity, which may affect our ability to effectively manage risk and pursue potential revenue and growth opportunities.
Additionally, changing technologies and cultural trends could negatively impact future demand for our properties, which could have a material adverse effect on our business, results of operations, and financial condition.

Life science industry changes could have a material adverse effect on our business, results of operations, and financial condition.
If economic, financial, regulatory, or industry conditions continue to adversely affect the life science industry, we may be unable to lease or re-lease our lab properties in a timely manner or at profitable rates or with favorable terms. In addition, because lab property infrastructure improvements are typically significantly more costly than improvements to other property types due to their highly specialized nature, and lab tenants typically require greater lease square footage relative to outpatient medical tenants, repositioning efforts would have a disproportionate adverse effect on our lab segment performance. Further, our lab investments could face decreased demand from biotech and life science companies relative to supply, and life science industry consolidation could reduce the rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments. Finally, our lab investments could also be adversely affected if the life science industry migrates from the U.S. to other countries or to areas outside of our primary lab markets in the greater South San Francisco, San Diego, and Boston areas.
Our lab tenants face significant regulation, funding requirements, and uncertainty.
Our lab tenants face substantial requirements for, and risks related to, the research, development, clinical testing, manufacture, and commercialization of their products and technologies, including:
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
•intellectual property and technology risks under patent, copyright, and trade secret laws; and
•economic conditions restricting growth opportunities.
Our lab tenants’ ability to raise capital depends on the actual or perceived viability of their products and technologies, their financial and operating condition and outlook, and the overall financial, banking, and economic environment. If venture capital firms, private investors, the public markets, companies in the life science industry, the government, or other sources of funding are difficult to obtain or unavailable to support our tenants’ activities, including as a result of general economic conditions or adverse market conditions that negatively impact our tenants’ ability to raise capital, our tenants’ business would be adversely affected or could fail. If our lab tenants’ businesses are adversely affected, they may fail to make their rent payments to us, which could have a material adverse effect on our business, results of operations, and financial condition.
Decreases in our tenants’, operators’, or borrowers’ revenues, or increases in their expenses, or other factors adversely affecting their ability to borrow money, could affect their ability to meet their financial and other contractual obligations to us.
Occupancy levels at, and rental income from, our outpatient medical and senior housing properties depend on our ability and the ability of our tenants, operators, and borrowers to compete with respect to (i) the quality of care provided, (ii) reputation, (iii) price, (iv) the range of services offered, (v) the physical appearance of a property, (vi) family preference, (vii) referral sources, and (viii) location.
In addition, our outpatient medical and senior housing tenants, operators, and borrowers compete with certain companies that have superior resources and attributes and/or provide similar healthcare services or alternatives such as home health agencies, telemedicine, life care at home, community-based service programs, retirement communities, and convalescent centers.
Furthermore, these tenants, operators, and borrowers face a competitive labor market. A shortage of care givers or other trained personnel, union activities (including strikes, labor slowdowns, or contract negotiations), wage laws, or general inflationary pressures on wages may require our tenants, operators, and borrowers to enhance pay and benefits packages, or to use more expensive contract personnel, and they may be unable to offset these added costs by increasing the rates charged to residents or patients. An inability to attract and retain qualified personnel, including personnel possessing the expertise needed to operate in the life science, outpatient medical, and senior housing sectors, could negatively impact the ability of our tenants, operators, and borrowers to meet their obligations to us.

Our tenants, operators, and borrowers could also be adversely impacted by a bank failure or other event affecting financial institutions, including through disruptions in access to bank deposits or borrowing capacity, including access to letters of credit from certain of our tenants relating to lease obligations, and any resulting adverse effects to our tenants’, operators’, or borrowers’ liquidity or financial performance could affect their ability to meet their financial and other contractual obligations to us.
Although we generally have the right under specified circumstances to terminate a lease, evict a tenant or terminate an operator, demand immediate repayment of outstanding loan amounts or other obligations to us, or draw on a letter of credit, we may be unable to enforce these rights or we may determine not to do so if we believe that doing so would be more detrimental than alternative approaches. If widespread default or nonpayment of outstanding obligations from our tenants, operators, or borrowers occurs at a time when terminating our agreements with them and replacing them would be difficult or impossible, we could elect instead to amend our agreements on materially less favorable terms to us. The failure of our tenants, operators, or borrowers to meet their financial and other contractual obligations to us could have a material adverse effect on our business, results of operations, and financial condition.
We may be negatively impacted by the insolvency or bankruptcy of one or more of our major tenants, operators, or borrowers.
A downturn in our tenants’, operators’, or borrowers’ businesses has led, and could in the future lead, to voluntary or involuntary bankruptcy or similar insolvency proceedings, including assignment for the benefit of creditors, liquidation, or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator, or borrower that has filed for bankruptcy or reorganization that has, and in the future may, render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries.
A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. We have been subject to rejection of our leases in the past and may experience such rejection in the future. When a debtor rejects its leases with us, obligations under such rejected leases cease. The claim against the rejecting debtor for remaining rental payments due under the lease is an unsecured claim limited by the statutory cap set forth in the U.S. Bankruptcy Code. This statutory cap may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may also assert in bankruptcy proceedings that certain leases should be re-characterized as financing agreements, which could result in our being deemed a lender instead of a landlord. A lender’s rights and remedies, as compared to a landlord’s, generally are materially less favorable, and our rights as a lender may be subject to lower priority for payment under the U.S. Bankruptcy Code.
Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This effectively limits or delays our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we have been, and may again be, required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs, and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties, or transition our properties to a new tenant or operator.
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
We concentrate our investments in the healthcare property sector. A downturn or slowdown in this sector would have a greater adverse impact on our business than if we had investments across multiple sectors, and could negatively impact the ability of our tenants, operators, and borrowers to meet their obligations to us, as well as the ability to maintain historical rental and occupancy rates, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, such downturns could have a material adverse effect on the value of our properties and our ability to sell properties at prices or on terms acceptable or favorable to us.

The illiquidity of our real estate investments may prevent us from timely responding to economic or investment performance changes.
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
Healthcare properties can be highly customized, and the improvements generally required to conform a property to healthcare use are costly, sometimes tenant-specific, and may be subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for lab properties typically are significantly more expensive than improvements to other property types due to the highly specialized nature of the properties and the greater lease square footage often required by lab tenants. Therefore, we may incur substantial expenditures to modify a lab property and experience delays before we are able to secure a new or replacement tenant or operator or to accommodate multiple tenants or operators, which may have a material adverse effect on our business, results of operations, and financial condition.
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
•cost increases; and
•other factors over which we have limited or no control, including: (i) changes in market and economic conditions; (ii) natural disasters and other catastrophic events or physical climate risks, such as wildfires, earthquakes, and wind storms; (iii) pandemics or other health crises; (iv) labor conditions, including a labor shortage or work stoppage; (v) shortages of construction materials; (vi) environmental conditions; or (vii) civil unrest and acts of war or terrorism.
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
The hospitals on whose campuses our outpatient medical buildings are located and their affiliated healthcare systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our outpatient medical buildings and our other properties that serve the healthcare industry.
The viability of hospitals depends on factors such as: (i) the quality and mix of healthcare services provided, (ii) competition for patients and physicians, (iii) demographic trends in the surrounding community, (iv) market position, (v) growth potential, and (vi) changes to the reimbursement system, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. In addition, hospitals could be negatively affected by widespread cancellations of elective procedures due to health and safety measures or otherwise. If a hospital whose campus is located near one of our outpatient medical buildings is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital or goes bankrupt, the hospital may be unable to successfully compete or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related users. Because we rely on our proximity to, and affiliations with, these hospitals to create tenant demand for space in our outpatient medical buildings, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our outpatient medical building operations and have a material adverse effect on us.
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
We are subject to increased exposure to adverse conditions affecting the geographies in which our properties are located, including: (i) downturns in local economies and increases in unemployment rates; (ii) changes in local real estate conditions, including increases in real estate taxes and property insurance premiums; (iii) increased competition; (iv) decreased demand; (v) changes in state and local legislation, including changes affecting business or property taxes; (vi) local climate events and natural disasters and other catastrophic events, such as pandemics, earthquakes, hurricanes, windstorms, flooding, wildfires, and mudslides and other physical climate risks, including water stress and heat stress; and (vii) failures of regional banks. These risks could significantly disrupt our businesses in the region, harm our ability to compete effectively, result in increased costs or construction delays, and divert management attention, any or all of which could have a material adverse effect on our business, results of operations, and financial condition.
In addition, significant climate changes in areas where we own property could result in extreme weather and changes in precipitation, temperature, and other weather patterns, all of which could result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions or delays in construction. Moreover, an increase in volatility and difficulty predicting adverse weather events, such as freeze events in warmer climates in recent years, as well as increased hurricane intensity, may result in additional losses. Intensifying natural disasters including climate change and extreme weather events, coupled with the current economic climate have directly affected the availability of insurance, premiums, deductibles, and capacity that insurers are willing to underwrite. As a result, we may determine to self-insure more of our exposures, absorb more below deductible losses, and look for alternative means of risk transfer in order to avoid spiraling insurance costs. These events also have indirect effects on our business by increasing the costs of energy, maintenance, and snow removal at our properties. If changes in the climate have material effects, such as property destruction, or occur for extended periods, this could have a material adverse effect on business, results of operations, and financial condition.
Uninsured or underinsured losses could result in a significant loss of capital invested in a property, lower than expected future revenues, and unanticipated expense.
A large number of our properties are located in areas exposed to earthquakes, hurricanes, windstorms, flooding, water stress, heat stress, and other common natural disasters and physical climate risks. In particular, (i) a significant portion of our lab development projects and approximately 67% of our lab portfolio (based on gross asset value as of December 31, 2023) was concentrated in California, which is known to be subject to earthquakes, wildfires, and other natural disasters, and (ii) approximately 69% of our CCRC portfolio (based on gross asset value as of December 31, 2023) was concentrated in Florida, which is known to be subject to hurricanes. While we maintain insurance coverage for earthquakes, fires, hurricanes, windstorms, floods, and other natural disasters and physical climate risks, we may be unable to purchase the limits and terms we desire on a commercially reasonable basis due to increased insurance costs or the unavailability of insurance for certain exposures in other regions. We maintain additional earthquake insurance for our properties that are located in the vicinity of active earthquake zones in amounts and with deductibles we believe are commercially reasonable. Because of our significant concentration in the seismically active regions of South San Francisco, California, and San Diego, California, an earthquake in these areas could damage a significant portion of our lab portfolio. Similarly, a hurricane in Florida could damage a significant portion of our CCRC portfolio. As a result, aggregate deductible amounts may be material, and our insurance coverage may be materially insufficient to cover our losses. Furthermore, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or there is no viable insurance market.
If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose our investment in the damaged property as well as the anticipated future cash flows from such property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged. In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenues for us. Any business interruption insurance may not fully compensate the lender or us for such loss of revenue. Our insurance coverage does not include damages as a result of a pandemic (such as Covid), including business interruption, loss of revenue or earnings, or any related effects (e.g., increased costs related to personal protective equipment, sanitization/sterilization of surfaces and equipment, and additional staffing). Insurance coverage for pandemics is not generally available; if it does become available again, it may not be on commercially reasonable terms and we may be unable to receive insurance proceeds that would compensate us fully for our liabilities, costs, and expenses in the event of a pandemic.

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
In addition, the rise in outsized jury verdicts and/or intensifying natural disasters could threaten policy limits and/or sublimits, which may result in the exhaustion of available insurance coverage for the remainder of the policy year. These events could also have a material adverse effect on our business, results of operations, and financial condition.
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
•because we lack sole decision-making authority, we could experience impasses or disputes relating to certain decisions, including those related to budget approvals, entitlements, construction and development, acquisitions, sales of assets, debt financing, execution of lease agreements, and vendor approvals, which could result in delayed decisions and missed opportunities and could require us to expend additional resources on litigation or arbitration to resolve;
•our joint venture partners may have competing interests that create conflicts of interest in our markets;
•our ability to transfer our interest in a joint venture to a third party may be restricted;
•the market for our interest may be limited and/or valued lower than fair market value;
•our joint venture partners may be structured differently than us for tax purposes, and this could create conflicts of interest and risks to our REIT status or could restrict the ways in which we are able to exit investments;
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
•our joint venture agreements may in certain circumstances grant our partners a right of first refusal to acquire certain of our non-joint venture assets;
•our joint venture agreements may give our partners management rights that allow them to make operational or other decisions with which we disagree or that we would manage differently; and
•our joint venture agreements may impose limitations or caps on the property management fees that we otherwise would have been entitled to receive if the underlying property were wholly owned.
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
We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers, and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition and resulting capitalization rate compression make it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition, and development activities. Similarly, our properties face competition for tenants and operators from other properties in the same market, which may affect our ability to attract and retain tenants and operators, or may reduce the rents we are able to charge. The failure to capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare properties at favorable prices, finance acquisitions on commercially favorable terms, or attract and retain profitable tenants could have a material adverse effect on our business, results of operations, and financial condition.
We may be unable to successfully foreclose or exercise rights on the collateral securing our real estate-related loans and, even if we are successful in our foreclosure or realization efforts, we may be unable to successfully operate, occupy, or reposition the underlying real estate.
If a borrower defaults under one of our mortgages, we may look to foreclose on the loan or take additional actions, including acquiring title to the collateral via statutory or judicial foreclosure or commencing collection litigation. We may determine that substantial improvements or repairs to the property are necessary in order to maximize the property’s investment potential. In some cases, because our collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in other operating properties, we may not have full recourse with respect to assets of that entity, or that entity may have incurred unexpected liabilities, either of which would preclude us from fully recovering our investment. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies, and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Because many of the properties securing our mortgage loans are licensed senior housing health care facilities, we would also need to navigate and comply with various healthcare regulatory matters in a variety of states in connection with any foreclosure effort. Foreclosure or collections-related costs, high loan-to-value ratios, healthcare regulatory issues or consents, or declines in the value of the property, may prevent us from realizing an amount equal to our mortgage balance upon foreclosure or conclusion of litigation, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may acquire properties for which we may be unable to expeditiously secure tenants or operators, if at all, or that are burdened with healthcare regulatory compliance issues that need to be addressed, or we may acquire equity interests that we are unable to immediately resell or otherwise liquidate due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment. Alternatively, we may determine to sell a distressed loan for less than full value, in which event we may incur a loss on the investment.
We may be required to recognize reserves, allowances, credit losses, or impairment charges.
Declines in the value of our properties or other assets or loan collateral, financial deterioration of our tenants, borrowers, or other obligors, or other factors may result in the recognition of reserves, allowances, credit losses, or impairment charges. Our determination of such reserves, allowances, or credit losses relies on estimates regarding the fair value of any loan collateral, which is a complex and subjective process. In addition, we evaluate our assets for impairments based on various triggers, including market conditions, our current intentions with respect to holding or disposing of the assets and the expected future undiscounted cash flows from the assets. Impairments, reserves, allowances, and credit losses are based on estimates and assumptions that are inherently uncertain, may increase or decrease in the future, and may not represent or reflect the ultimate value of, or loss that we ultimately realize with respect to, the relevant assets. Any such impairment, reserve, allowance, or credit loss, or any change in any of the foregoing, could have an adverse impact on our results of operations and financial condition.

We may invest substantial resources and time in transactions that are not consummated.
We regularly review potential transactions in order to maximize stockholder value. Our review process may require significant management attention, and a potential transaction could be abandoned or rejected by us or the other parties involved after we expend significant resources and time. For additional information on risks related to the consummation of the Mergers, see “—Risks Relating to the Mergers” below.
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
Our tenants, operators, property managers, and borrowers are from time to time parties to litigation, including, for example, disputes regarding the quality of care at healthcare properties. The effect of litigation may materially increase the costs incurred by our tenants, operators, property managers, and borrowers, including costs to monitor and report quality of care compliance. In addition, the cost of professional liability, medical malpractice, property, business interruption, general liability, and insurance policies can be significant and may increase or not be available at a reasonable cost or at all. Cost increases could cause our tenants and borrowers to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. Cost increases could also lead our operators and property managers to increase the fees they charge, which could have a material adverse effect on our business, results of operations, and financial condition.
Furthermore, with respect to our CCRC properties and the properties in our SWF SH JV, all of which are operated in RIDEA structures, we generally directly bear the costs of any such increases in litigation, monitoring, reporting, and insurance due to our direct exposure to the cash flows of such properties. We are responsible for these claims, litigation, and liabilities, with limited indemnification rights against our operators, which are typically based on the gross negligence or willful misconduct by the operator. Although our leases provide us with certain information rights with respect to our tenants, one or more of our tenants may be or become party to pending litigation or investigation of which we are unaware or in which we do not have a right to participate or evaluate. In such cases, we would be unable to determine the potential impact of such litigation or investigation on our tenants or our business or results. Moreover, negative publicity of any of our operators’, property managers’, or tenants’ litigation, other legal proceedings or investigations may also negatively impact their and our reputation, resulting in lower customer demand and revenues, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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
ESG and sustainability commitments and requirements, as well as stakeholder expectations, may impose additional costs and expose us to new risks.
Investors, tenants, business partners and other stakeholders, as well as regulators and other groups, are increasingly focusing on ESG and sustainability commitments and performance. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if our ESG commitment and performance do not satisfy their criteria. Similarly, some business partners or tenants may use ESG factors to guide their business decisions and choose not to do business with us if they believe our ESG or sustainability policies are inadequate. Third-party providers of ESG ratings have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ ESG and sustainability practices are assessed are evolving, which could result in greater expectations for us to undertake costly initiatives to satisfy such new criteria. We have established corporate goals to reduce greenhouse gas emissions, energy, water and waste in our operations, and various regions in which we own properties are establishing building performance standards. Our reputation may be adversely affected if we do not meet our announced goals or these external standards. If we fail to satisfy the expectations of investors, tenants, business partners or other stakeholders, or our announced goals and other initiatives are not executed as planned, our reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with ESG policies or third party expectations or demands.
In addition, changes in federal, state, and local legislation and regulation relating to climate change could require (i) increased capital expenditures to improve the energy efficiency or resiliency of our existing properties and increase the costs of new developments and (ii) increased compliance costs for us and our tenants, in each case without a corresponding increase in revenue. In addition, our reputation may be adversely affected if we do not meet stakeholder expectations to mitigate climate risk in a transition to a low-carbon economy.

We may be impacted by epidemics, pandemics, or other infectious diseases, including Covid, and health and safety measures intended to reduce their spread.
Epidemics, pandemics, or other infectious diseases, including future outbreaks of Covid and its variants, as well as both future widespread and localized outbreaks of infectious diseases and other health concerns, and the health and safety measures taken to reduce the spread or lessen the impact, could cause a material disruption to our industry or deteriorate the economy as a whole. The impacts of such events could be severe and far-reaching, and may impact our operations in several ways, including: (i) tenants could experience deteriorating financial condition and be unable or unwilling to pay rent on time and in full; (ii) we may have to restructure tenants' obligations and may not be able to do so on terms that are favorable to us; (iii) inquiries and tours at our properties could decrease; (iv) move-ins, new tenanting efforts, and re-letting efforts could slow or stop altogether; (v) move-outs and potential early termination of leases thereunder could increase; (vi) operating expenses, including the costs of certain essential services or supplies, including payments to third-party contractors, service providers, and employees essential to ensure continuity in our building operations, may increase; (vii) procedures normally conducted on our properties may be disrupted, adversely affecting the economic viability of our tenants; and (viii) costs of development, including expenditures for materials utilized in construction and labor essential to complete existing developments in progress, may increase substantially.
Human capital risks, including the loss or limited availability of our key personnel, could disrupt or impair our operations.
We face rising labor costs and increased competition for talent. Insufficient employee development, inadequate succession planning or an inability to successfully implement a hybrid work model could negatively impact our business and operations. We also depend on the efforts of our executive officers for the success of our business. Although they are covered by our Executive Severance Plan and Change in Control Plan, which provide many of the benefits typically found in executive employment agreements, none of our executive officers have employment agreements with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel, could, at least temporarily, disrupt, or impair our operations.
We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.
We rely on information technology networks, enterprise applications, and other information systems to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, to maintain personal identifying information and tenant and lease data, and to operate building management systems. We utilize software and cloud-based technology from third-party service providers, on whom our information systems depend. We rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission, and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts, as well as building access, security, and operations. Although we have taken steps to protect the security of our information systems, with multiple layers of controls around the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access of systems or disclosure of personally identifiable information such as in the event of cyber-attacks or other cybersecurity incidents.
Furthermore, because our operators as well as other third-party service providers with whom we and they do business (including vendors, software creators and cloud solution and cybersecurity providers) also rely on the Internet, information technology networks, enterprise applications, systems, and software, some of our data may be vulnerable to cybersecurity incidents or cybersecurity threats involving our operators and third parties with whom we or they do business. We do not control the cybersecurity systems and protocols put in place by our operators or other third parties, and such parties may have limited indemnification obligations to us, which could cause us to be negatively impacted as a result.

Cybersecurity incidents and cybersecurity threats affecting our or our operators’ or other third party providers’ information systems, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, ransomware attacks, disruptions from unauthorized access and tampering, including through social engineering such as phishing or vishing attacks, coordinated denial-of-service attacks, and similar breaches, could result in, among other things: (i) system disruptions; (ii) shutdowns; (iii) unauthorized access to or disclosure of confidential information, including as a result of impersonation of authorized users or manipulated communications; (iv) misappropriation of our or our business partners’ proprietary or confidential information; (v) breach of our legal, regulatory, or contractual obligations; (vi) inability to access or rely upon critical business records or systems; or (vii) other delays in our operations. In some cases, it may be difficult to anticipate or immediately detect such cybersecurity threats and cybersecurity incidents and the damage they cause. The risk of cybersecurity incidents and cybersecurity threats has generally increased as the number, intensity, and sophistication of attacks and intrusions affecting companies generally have increased, and we have seen a significant increase in cyber phishing attacks. The risk of security breaches has also increased under our hybrid work model. We may be required to expend significant financial resources to detect, protect against or remediate such cybersecurity incidents or cybersecurity threats. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss, and telecommunications failures. Any failure to adequately train employees or to maintain proper function, security, and availability of our and our operators’ information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, harm our business relationships, or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition, and results of operations.
Our tenants and borrowers may also from time to time experience cybersecurity incidents or cybersecurity threats that compromise, damage or disrupt their information systems or result in the loss or misuse of confidential information, intellectual property or sensitive or personal information. Any resulting financial impact to our tenants or borrowers, including liability claims or regulatory penalties, increased security and insurance costs as well as business impacts resulting from any damage to their reputation or harm to their business relationships, could negatively impact the ability of our tenants and borrowers to meet their financial and other contractual obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Capital Structure and Market Conditions

Volatility, disruption, or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations, and fund acquisition and development activities.
Increased or prolonged market disruption, volatility, or uncertainty could have a material adverse effect on our ability to raise capital, obtain new financing or refinance our existing obligations as they mature, and fund acquisition and development activities. Our lenders and other financial institutions could also require us to agree to more restrictive covenants, grant liens on our assets as collateral, and/or accept other terms that are not commercially beneficial to us in order to obtain financing. One or more of our lenders under our credit facility could refuse or fail to fund their financing commitment to us as a result of lender liquidity and/or viability challenges, which financing commitments we may not be able to replace on favorable terms, or at all. In addition, the failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, could lead to disruptions in access to our bank deposits, our inability to access our bank deposits in excess of the Federal Deposit Insurance Corporation (FDIC) limits, or otherwise adversely impact our liquidity and financial performance, and our tenants, operators, and borrowers could be similarly adversely affected. Market volatility could also lead to significant uncertainty in the valuation of our investments and those of our joint ventures, which may result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may be unable to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.
Increased borrowing costs could materially adversely impact our ability to refinance existing debt, sell properties, and conduct investment activities.
We currently have and may incur additional debt obligations that have variable interest rates and related payments that vary with the movement of certain indices. During inflationary periods, interest rates have historically increased. For example, in response to recent inflationary conditions, actions taken by the FOMC have led to rising interest rates, which may continue to rise and remain elevated for the foreseeable future. Increases in interest rates result in increased interest costs for our variable rate debt and our new debt, which adversely affects our cost of capital and makes the financing of any acquisition and development activity more costly. In addition, increased interest rates have lowered, and could continue to lower, the amount third parties are willing to pay for our properties, thereby negatively impacting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Rising borrowing costs could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness.
We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities and through the use of derivative instruments, primarily interest rate cap and swap agreements. These agreements involve risk, including that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may cause us to incur higher debt service costs than would otherwise be the case. Failure to hedge effectively against interest rate risk could adversely affect our results of operations and financial condition.
Additionally, increased borrowing costs and attendant negative impacts on our business can reduce the amount investors are willing to pay for our common stock. Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as borrowing costs increase.
Cash available for distribution to stockholders may be insufficient to make dividend distributions at expected levels and are made at the discretion of our Board of Directors.
Decreases in cash available for distributions may result in us being unable to make dividend distributions at expected levels. Our failure to make distributions commensurate with market expectations would likely result in a decrease in the market price of our common stock. Further, all distributions are made at the discretion of our Board of Directors in accordance with Maryland law and depend on: (i) our earnings; (ii) our financial condition; (iii) debt and equity capital available to us; (iv) our expectations for future capital requirements and operating performance; (v) covenants in our financial or other contractual arrangements, including those in our credit facility agreement; (vi) maintenance of our REIT qualification; and (vii) other factors as our Board of Directors may deem relevant from time to time.
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
•bank failures or other events affecting financial institutions, which could adversely affect our or our tenants’, operators’, and borrowers’ liquidity and financial performance;
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
Our outstanding indebtedness as of December 31, 2023 was approximately $6.9 billion. We may incur additional indebtedness, which may be substantial. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a growing portion of our cash flow to interest and principal payments. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with comparatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures, or sell properties as needed. In addition, any changes to benchmark rates, or uncertainty as to the nature of such potential changes, may increase the cost of our variable rate debt or cost of funds, adversely affect the trading market for our securities, have an unpredictable impact on the financial markets or otherwise affect our financial condition and results of operations.
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
The market price and trading volume of our common stock may be volatile.
The market price of our common stock has been, and may in the future be, highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. If the market price of our common stock declines significantly, you may be unable to resell your shares at a gain. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•actual or anticipated variations in our quarterly operating results, guidance, or distributions;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we may incur in the future;
•issuance of additional equity securities;
•actions by institutional stockholders;
•the publication of research reports and articles (or false or misleading information) about us, our tenants, the real estate industry, or the industries in which our tenants operate;
•speculation in the press or investment community and investor sentiment regarding commercial real estate generally, our industry sectors or other real estate sectors, the industries in which our tenants operate, and the regions in which our properties are located;
•short selling of our common stock or related derivative securities; and
•general market and economic conditions.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms.
Our credit ratings affect the amount and type of capital, as well as the terms of any financing we may obtain. The credit ratings of our senior unsecured debt are based on, among other things, our operating performance, liquidity and leverage ratios, geographic and tenant concentration, and pending or future changes in the regulatory framework applicable to our operators and our industry. If we are unable to maintain our current credit ratings, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. An adverse change in our outlook may ultimately lead to a downgrade in our credit ratings, which would trigger additional borrowing costs or other potentially negative consequences under our current credit facilities and debt instruments. Also, if our credit ratings are downgraded, or general market conditions were to ascribe higher risk to our ratings, our industry, or us, our access to capital and the cost of any future debt financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt or equity financings will be available in the future to fund future acquisitions, developments, or general operating expenses, or that such financing will be available on terms consistent with our historical agreements or expectations.
Risks Related to the Regulatory Environment

Tenants, operators, and borrowers that fail to comply with federal, state, local, and international laws and regulations, including resident health and safety requirements, as well as licensure, certification, and inspection requirements, may cease to operate or be unable to meet their financial and other contractual obligations to us.
Our tenants, operators, and borrowers across our segments are subject to or impacted by extensive, frequently changing federal, state, and local laws and regulations. See “Item 1, Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need” for a discussion of certain of these laws and regulations. Unannounced surveys, inspections, or audits occur frequently, including following a regulator’s receipt of a complaint about a facility, and these surveys, inspections, and audits can result in deficiencies and further adverse action. Our tenants’, operators’, or borrowers’ failure to comply with any of the laws, regulations, or requirements applicable to them could result in: (i) loss of accreditation; (ii) denial of reimbursement; (iii) imposition of fines; (iv) suspension or decertification from government healthcare programs; (v) civil liability; and (vi) in certain instances, suspension, or denial of admissions, criminal penalties, loss of license, or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on properties that we own and lease to a third party tenant in our lab and outpatient medical segments, that we own and operate through a RIDEA structure in our CCRC segment or our SWF SH JV, or on which we hold a mortgage, and therefore may materially adversely impact us.
Furthermore, we are required under RIDEA to rely on our operators to oversee and direct these aspects of the properties’ operations to ensure compliance with applicable laws and regulations. If one or more of our healthcare properties fails to comply with applicable laws and regulations, our TRS would be responsible (except in limited circumstances, such as the gross negligence or willful misconduct of our operators, where we would have a contractual claim against them), which could subject our TRS to penalties including loss or suspension of licenses, certification or accreditation, exclusion from government healthcare programs (i.e., Medicare, Medicaid), administrative sanctions, and civil monetary penalties. Some states also reserve the right to sanction affiliates of a licensee when they take administrative action against the licensee, and require a licensee to report all healthcare-related administrative actions that have been brought against any of the licensee’s affiliates, even in other states. Additionally, when we receive individually identifiable health information relating to residents of our healthcare properties, we are subject to federal and state data privacy and security laws and rules, and could be subject to liability in the event of an audit, complaint, cybersecurity incident, or data breach. Furthermore, our TRS has exposure to professional liability claims that could arise out of resident claims, such as quality of care, and the associated litigation costs.

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
Our properties must comply with applicable ADA and any similar state and local laws. These laws may require removal of barriers to access by persons with disabilities in public areas of our properties. Noncompliance could result in the incurrence of additional costs associated with bringing the properties into compliance, the imposition of fines or an award of damages to private litigants in individual lawsuits or as part of a class action. We could also be required to expend funds to comply with the provisions of the ADA and similar state and local laws on behalf of tenants, which could adversely affect our results of operations and financial condition.
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
Various federal, state, and local governments previously enacted, and may again enact, laws, regulations, and moratoriums or take other actions that could limit our ability to evict tenants until such laws, regulations, or moratoriums are reversed or lifted. In particular, several state and local governments implemented eviction moratoriums as a result of the Covid pandemic that applied to both residential and commercial tenants. Although these moratoriums have generally terminated or expired, federal, state, and local governments could enact moratoriums under similar circumstances in the future. While we generally have arrangements and other agreements that give us the right under specified circumstances to terminate a lease or evict a tenant for nonpayment of contractual rent, such laws, regulations, and moratoriums may restrict our ability to begin eviction proceedings even where no rent or only partial rent is being paid. Further, under current laws and regulations, eviction proceedings for delinquent tenants are already costly and time-consuming, and, if there are existing backlogs or backlogs develop in courts due to higher than normal eviction proceedings, we may incur significant costs and it may take a significant amount of time to ultimately evict any tenant who is not meeting their contractual rent obligations. If we are restricted, delayed, or prohibited from evicting tenants for failing to make contractual rent payments, it may have a material adverse effect on our business, results of operations, and financial condition.
The requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid may adversely affect our tenants’, operators’, and borrowers’ ability to meet their financial and other contractual obligations to us.
Certain of our tenants, operators, and borrowers, as well as our owned assets in the CCRC segment and SWF SH JV, are affected, directly or indirectly, by a complex set of federal, state, and local laws and regulations pertaining to governmental reimbursement programs, including the CARES Act and other similar relief legislation enacted as a result of the Covid pandemic. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1, Business—Government Regulation, Licensing and Enforcement.” For example, to the extent that our tenants, operators, or borrowers, or assets owned in our CCRC segment or through the SFW SH JV, receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:
•statutory and regulatory changes, including changes that impact state reimbursement programs, particularly Medicaid reimbursement and managed care payments;

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
•changes in reimbursement rates, methods, or timing under governmental reimbursement programs, including changes that impact state reimbursement programs, particularly Medicaid reimbursement and managed care payments;
•interruption or delays in payments due to any ongoing governmental investigations and audits at such properties or due to a partial or total federal or state government shutdown for a prolonged period of time; and
•reputational harm of publicly disclosed enforcement actions, audits, or investigations related to billing and reimbursements.
We are unable to predict future changes to or interpretations of, or the intensity of enforcement efforts with respect to, these laws and regulations, including those that pertain to the Medicare and Medicaid programs. The failure to comply with the extensive laws, regulations, and other requirements applicable to their business and the operation of our properties could result in, among other challenges: (i) becoming ineligible to receive reimbursement from governmental reimbursement programs or being compelled to repay amounts received, including under the CARES Act; (ii) becoming subject to prepayment reviews or claims for overpayments; (iii) bans on admissions of new patients or residents; (iv) civil or criminal penalties; and (v) significant operational changes, including requirements to increase staffing or the scope of care given to residents. These laws and regulations are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Any changes in the regulatory framework or the intensity or extent of governmental or private enforcement actions could have a material adverse effect on our tenants, operators, borrowers, and/or assets.
The status of the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) and related regulations may be subject to change, and other health reform measures could be implemented as a result of political, legislative, regulatory, and administrative developments and judicial proceedings, including those with far reaching implications and effecting fundamental changes in the healthcare system. Federal and state authorities may continue to implement new or modified reimbursement methodologies that may negatively impact health care property operations. There can be no assurance that adequate reimbursements will be available for services provided by our operators and tenants. Additionally, the patient driven payment model utilized by the Centers for Medicare and Medicaid Services to calculate reimbursement rates for patients in skilled nursing properties (which is among the unit types in our CCRCs) could result in decreases in payments to our operators and tenants or increase our operators’ and tenants’ costs. We cannot make any assessment as to the ultimate timing or the effect that any future changes may have on our tenants’, operators’, and borrowers’ costs of doing business, or the cost of doing business for or the assets owned in our CCRC segment or through the SFW SH JV, and on the amount of reimbursement by government and other third-party payors. Any significant limits on the scope of services reimbursed, reductions in reimbursement rates and fees, or increases in provider or similar types of taxes, could materially adversely affect their ability to meet their financial and contractual obligations to us.
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

Our participation in the CARES Act Provider Relief Fund and other Covid-related stimulus and relief programs could subject us or our operators to disruptive government and financial audits, enforcement actions, and recovery activity.
Under the CARES Act and subsequent Covid relief legislation, Congress allocated more than $178 billion to eligible health care providers through the Public Health and Social Services Emergency Fund (the “Provider Relief Fund” or “PRF”). The U.S. Department of Health and Human Services (“HHS”) distributed PRF awards through various general and targeted distributions. We and our senior housing operators (including operators of senior housing facilities that we have subsequently disposed of) received relief funds through several distributions.
PRF funds are intended to reimburse eligible providers for unreimbursed health care-related expenses and lost revenues attributable to Covid and must be used only to prevent, prepare for, or respond to Covid. PRF funds received under certain targeted distributions are further limited to specific uses. Additionally, the PRF program imposes certain distribution-specific eligibility criteria and requires recipients to comply with various terms and conditions. PRF program terms and conditions include limitations and requirements governing use of PRF funds, implementation of controls, retention of records, audit and reporting to governmental authorities, and other PRF program requirements. Failure to comply with program requirements may result in payment recovery or other enforcement actions. HHS interpretation of applicable terms and requirements has evolved over time, and may continue to evolve. The interpretation and implementation of PRF requirements and related guidance remains uncertain, and there can be no assurance that we or our operators are or will remain in compliance with all PRF and Covid relief program requirements and interpretative guidance. PRF guidance or interpretations could change in ways that adversely impact the PRF funding we or our operators received, recognized, or are able to retain. We also may be subject to or incur costs related to PRF compliance activities, reporting, and financial audits, as well as government oversight and enforcement, including post-payment recovery and recoupment and government investigations, audits, enforcement activity, and penalties. Our current and former operators may similarly be impacted. Differences in operators’ PRF policies and protocols may adversely impact availability of data and our related reports and financial audits.
Risks Related to Tax, Including REIT-Related Risks, and Related to Our Jurisdiction of Incorporation and Our Structure as an UPREIT

Loss of our tax status as a REIT would substantially reduce our available funds and would have materially adverse consequences for us and the value of our common stock.
Qualification as a REIT involves the application of numerous highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which there are limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. We intend to continue to operate in a manner that enables us to qualify as a REIT. However, our qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code, through actual annual operating results, asset diversification, distribution levels, and diversity of stock ownership.
For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually to at least 90% of our REIT taxable income, excluding net capital gains. Rents we receive from a TRS in a RIDEA structure are treated as qualifying rents from real property for REIT tax purposes only if (i) they are paid pursuant to a lease of a “qualified healthcare property” and (ii) the operator qualifies as an “eligible independent contractor,” as each term is defined in the Code. If either of these requirements is not satisfied, then the rents we receive from the TRS will not be qualifying rents and we may not satisfy the REIT gross income requirements. Furthermore, new legislation, regulations, administrative interpretations, or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Accordingly, we cannot assure you that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.
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

Our taxable REIT subsidiaries (TRSs) may be subject to corporate level tax.
Certain of our subsidiaries have elected or will elect with us to be treated as TRSs. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT that the parent REIT could not provide directly. TRSs are taxed as regular C corporations, and are thus generally required to pay regular corporate income tax, and potentially the alternative minimum tax, on their earnings. Any taxes paid by our TRSs will reduce the amounts that our TRSs could otherwise distribute to us.
The tax imposed on any net income from “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
We will be required to pay a 100% tax on any net income from prohibited transactions. Prohibited transactions are, in general, sales or other taxable dispositions of property, other than foreclosure property, held as inventory or primarily for sale to customers in the ordinary course of business. A sale will not be considered a prohibited transaction, however, if it meets certain safe harbor requirements. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business (other than through a TRS), such characterization is a factual determination and no guarantee can be given that the U.S. Internal Revenue Service (the “IRS”) would agree with our characterization of our properties or that we will always be able to take advantage of available safe harbors.
Further changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
The present federal income tax treatment of REITs and various transactional structures that we utilize may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, which results in statutory changes as well as revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT, as well as the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments.
Potential deferred and contingent tax liabilities from corporate acquisitions could limit or delay future property sales.
If, during the five-year period beginning on the date we acquire certain assets or companies in certain tax deferred transactions, we recognize a gain on the disposition of any property acquired, then, to the extent of the excess of (i) the fair market value of such property as of the acquisition date, over (ii) our adjusted income tax basis in such property as of that date, we will be required to pay a corporate-level federal income tax on this gain at the highest regular corporate rate. These potential tax effects could limit or delay future property sales. In addition, the IRS may assert liabilities against us for income taxes of certain entities we acquire for taxable years prior to the time that we acquire such entities, in which case we will owe these taxes plus interest and penalties, if any.
There are uncertainties relating to the calculation of non-REIT tax earnings and profits (“E&P”) in certain acquisitions, which may require us to distribute E&P.
In order to remain qualified as a REIT, we are required to distribute to our stockholders all of the accumulated non-REIT E&P of certain C corporations that we acquire, prior to the close of the first taxable year in which the acquisition occurs. Failure to make such E&P distributions could result in our disqualification as a REIT. The determination of the amount to be distributed in such E&P distributions is a complex factual and legal determination. We may have less than complete information at the time we undertake our analysis, or we may interpret the applicable law differently from the IRS. We currently believe that we have satisfied the requirements relating to such E&P distributions. There are, however, substantial uncertainties relating to the determination of E&P, including the possibility that the IRS could successfully assert that the taxable income of the companies acquired should be increased, which could increase our non-REIT E&P. Thus, we might fail to satisfy the requirement that we distribute all of our non-REIT E&P by the close of the first taxable year in which the acquisition occurs. Although there are procedures available to cure a failure to distribute all of our E&P, we cannot now determine whether we will be able to take advantage of these procedures or the economic impact on us of doing so.

Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require us to maintain certain debt levels that otherwise would not be required to operate our business.
We acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for units in our DownREITs or Healthpeak OP. In connection with these transactions, our DownREITs have entered and, with Healthpeak OP, may in the future enter into tax protection agreements that enable contributing partners to defer the recognition of taxable gain resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements even though it may otherwise be in our stockholders’ best interests to do so. In addition, under these agreements, we may be required to maintain a minimum level of indebtedness throughout the term of the agreements regardless of whether such debt levels are otherwise required to operate our business. Physicians Realty Trust and the Physicians Partnership have also entered into similar tax protection arrangements with certain third parties and, as a result of the Mergers, we would inherit the obligations under such arrangements.
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
We are subject to the Maryland Business Combination Act (the “MBCA”), which provides that unless exempted, a Maryland corporation may not engage in certain business combinations with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. In addition to the restrictions on business combinations contained in the MBCA, our charter also requires that, except in certain circumstances, “business combinations” with a “related person” must be approved by the affirmative vote of the holders of at least 90% of our outstanding voting stock. These restrictions on business combinations may delay, defer, or prevent a change of control or other transaction even if such transaction involves a premium price for our common stock or our stockholders believe that such transaction is otherwise in their best interests.
Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of Healthpeak OP common units, which may impede business decisions that could benefit our stockholders.
Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and Healthpeak OP or any member thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the managing member of Healthpeak OP, have certain fiduciary duties and obligations to Healthpeak OP and its members under Maryland law and the operating agreement of Healthpeak OP in connection with the management of Healthpeak OP. Our fiduciary duties and obligations as the managing member of Healthpeak OP may come into conflict with the duties of our directors and officers to our company.
Under Maryland law, a managing member of a Maryland limited liability company has fiduciary duties of loyalty and care to the limited liability company and its members and must discharge its duties and exercise its rights as managing member under the operating agreement or Maryland law consistent with the obligation of good faith and fair dealing. The operating agreement provides that, to the maximum extent permitted under the Maryland Limited Liability Company Act, the only duties that the managing member owes to Healthpeak OP, any member, or any other person, fiduciary or otherwise, are to perform its contractual obligations as expressly set forth in the operating agreement consistently with the implied contractual covenant of good faith and fair dealing. The operating agreement further provides that, in the event of a conflict between the interests of Healthpeak OP or any member, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the managing member of Healthpeak OP, may give priority to the separate interests of our company or our stockholders (including with respect to tax consequences to members, assignees, or our stockholders), and, in the event of such a conflict, any action or failure to act on our part or on the part of our directors or officers that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the members of Healthpeak OP under its operating agreement does not violate the duty of loyalty or any other duty that we, in our capacity as the managing member of Healthpeak OP, owe to Healthpeak OP and its members.

Additionally, the operating agreement provides that we generally will not be liable to Healthpeak OP or any member for any action or omission taken in our capacity as managing member, for the debts or liabilities of Healthpeak OP or for the obligations of Healthpeak OP under the operating agreement, except for liability for our fraud, willful misconduct, or gross negligence, pursuant to any express indemnity we may give to Healthpeak OP, or in connection with a redemption. Healthpeak OP generally must indemnify us, our directors and officers, officers of Healthpeak OP, and our designees from and against any and all claims that relate to the operations of Healthpeak OP, unless (i) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (ii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful, or (iii) the person actually received an improper personal benefit in money, property, or services. Healthpeak OP must also pay or reimburse the reasonable expenses of any such person in advance of a final disposition of the proceeding upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Healthpeak OP is not required to indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the operating agreement) or in respect of any proceeding in which the person is found to be liable to Healthpeak OP if the proceeding was one by or in the right of Healthpeak OP.
No reported decision of a Maryland appellate court has interpreted provisions similar to the provisions of the operating agreement of Healthpeak OP that modify and reduce our fiduciary duties or obligations as the managing member or reduce or eliminate our liability to Healthpeak OP and its members, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the operating agreement that purport to modify or reduce the fiduciary duties and obligations that would be in effect were it not for the operating agreement.
Certain provisions in the operating agreement of Healthpeak OP or other agreements may delay or prevent unsolicited acquisitions of us or certain other transactions.
Provisions of the operating agreement of Healthpeak OP may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders or members of Healthpeak OP might consider such proposals, if made, desirable. These provisions include, among others:
•redemption rights of qualifying parties;
•a requirement that we may not be removed as the managing member of Healthpeak OP without our consent;
•transfer restrictions on common units;
•our ability, as managing member, in some cases, to amend the operating agreement and to cause Healthpeak OP to issue additional membership interests with terms that could delay, defer, or prevent a merger or other change of control of us or Healthpeak OP without the consent of our stockholders or the members of Healthpeak OP; and
•the right of the non-managing members of Healthpeak OP to consent to certain transfers of our managing membership interest (whether by sale, disposition, statutory merger or consolidation, liquidation, or otherwise).
Our charter and bylaws, the operating agreement of Healthpeak OP, and Maryland law also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.
In addition, provisions of certain agreements with our partners may delay or make more difficult certain other transactions, including involving issuances of common units.
We are a holding company with no direct operations and, as such, we will rely on funds received from Healthpeak OP to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of Healthpeak OP and its subsidiaries.
We are a holding company and conduct substantially all of our operations through Healthpeak OP. We do not have, apart from an interest in Healthpeak OP, any independent operations. As a result, we rely on distributions from Healthpeak OP to continue to pay any dividends we might declare on shares of our common stock. We also rely on distributions from Healthpeak OP to meet any of our obligations, including any tax liability on taxable income allocated to us from Healthpeak OP. In addition, because we are a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of Healthpeak OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation, or reorganization, our assets and those of Healthpeak OP and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and Healthpeak OP’s and its subsidiaries’ liabilities and obligations have been paid in full.

Risks Relating to the Mergers

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on our business and our ability to consummate the transactions contemplated by the Merger Agreement.
On October 29, 2023, the Company and Physicians Realty Trust entered into the Merger Agreement with DOC DR Holdco, LLC (formerly known as Alpine Sub, LLC), a Maryland limited liability company and a wholly owned subsidiary of the Company (“DOC DR Holdco”), DOC DR, LLC (formerly known as Alpine OP Sub, LLC), a Maryland limited liability company and a wholly owned subsidiary of Healthpeak OP (“DOC DR OP Sub”), and Physicians Realty L.P. (the “Physicians Partnership”). The Merger Agreement provides for (a) the merger of Physicians Realty Trust with and into DOC DR Holdco (the “Company Merger”), with DOC DR Holdco surviving as a wholly owned subsidiary of the Company (the “Company Surviving Entity”); (b) immediately following the effectiveness of the Company Merger, the contribution by the Company to Healthpeak OP, a Maryland limited liability company, of all of the outstanding equity interests in the Company Surviving Entity (the “Contribution”); and (c) immediately following the Contribution, the merger of the Physicians Partnership with and into DOC DR OP Sub (the “Partnership Merger”), with DOC DR OP Sub surviving as a wholly owned subsidiary of Healthpeak OP (the “Partnership Surviving Entity”).
Transactions like the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either our Board of Directors or Physicians Realty Trust’s board of trustees, as applicable, breached its respective duties to its stockholders or shareholders, respectively, or other equity holders by entering into the Merger Agreement; by failing to obtain a greater value in the transaction for the Company’s stockholders or Physicians Realty Trust’s shareholders or other equity holders; by failing to make adequate disclosures; or by otherwise failing to fulfill their fiduciary duties or statutory obligations. As discussed in Note 11 to the Consolidated Financial Statements, three purported stockholders of the Company and four purported shareholders of Physicians Realty Trust have filed (and additional shareholders or stockholders, as applicable, of Physicians Realty Trust and/or the Company may file) complaints relating to the Mergers, and Physicians Realty Trust has received correspondence from multiple purported shareholders of Physicians Realty Trust relating to the Mergers. With respect to such litigation, and if additional litigation or other legal proceedings are brought against us or against our Board of Directors in connection with the Merger Agreement, or the transactions contemplated thereby, we will defend against it, but we might not be successful in doing so. An adverse outcome in such matters, as well as the costs, time, and effort of a defense, even if successful, could have a material adverse effect on our ability to consummate the Mergers or on our business, results of operations, or financial position, including through the delay of the Mergers with consequent direct and indirect costs, the possible diversion of either company’s resources, or the distraction of key personnel.
The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock or share prices, respectively, of either us or Physicians Realty Trust.
As a result of the Mergers, and through a series of transactions, (i) each outstanding common share of Physicians Realty Trust (other than Physicians Realty Trust common shares to be canceled in accordance with the Merger Agreement) will be converted into the right to receive 0.674 shares of Company common stock (the “Merger Consideration”), without interest, plus cash in lieu of consideration for fractional shares, but subject to any withholding required under applicable tax laws, and (ii) each Partnership OP Unit (as defined in the Merger Agreement) will be converted into common units in the Partnership Surviving Entity equal to the 0.674 Exchange Ratio. The Exchange Ratio will not be adjusted for changes in the market prices of either shares of our common stock or Physicians Realty Trust’s common shares. Changes in the market price of Physicians Realty Trust common shares prior to the effective time of the Mergers will affect the market value of the Merger Consideration that Physicians Realty Trust shareholders will receive on the closing date of the Mergers. Share price changes may result from a variety of factors (many of which are beyond our or Physicians Realty Trust’s control), including the following factors:
•market reaction to the prospects of Healthpeak and its subsidiaries after the Company Merger (the “Combined Company”);
•changes in the respective businesses, operations, assets, liabilities, and prospects of the Company and Physicians Realty Trust;
•changes in market assessments of the business, operations, financial position, and prospects of any of the Company, Physicians Realty Trust, or the Combined Company;
•market assessments of the likelihood that the Mergers will be completed;
•interest rates, general market and economic conditions, and other factors generally affecting the market prices of our common stock and Physicians Realty Trust’s common shares;

•federal, state and local legislation, governmental regulation, and legal developments in the businesses in which we and Physicians Realty Trust operate; and
•other factors beyond the control of the Company and Physicians Realty Trust, including those described or referred to in this “Risk Factors” section.
The market price of Company common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus, and on the date of our special meeting. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary.
If the market price of shares of Company common stock increases between the date the Merger Agreement was signed or the date of the special meeting and the closing of the Mergers, Physicians Realty Trust’s shareholders will receive shares of Company common stock that have a market value upon completion of the Company Merger that is greater than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of the special meeting, respectively. Alternatively, if the market price of shares of Company common stock declines between the date the Merger Agreement was signed or the date of the special meeting and the closing of the Mergers, including for any of the reasons described above, Physicians Realty Trust’s shareholders will receive shares of Company common stock that have a market value upon completion of the Company Merger that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of the special meeting, respectively.
Our stockholders will be significantly diluted by the Mergers.
The Mergers will significantly dilute the ownership position of our stockholders. Upon completion of the Mergers, based on the number of shares of Company common stock and Physicians Realty Trust common shares outstanding as of December 31, 2023, it is estimated that legacy Company common stockholders will own approximately 77% of the common stock of the Combined Company, and legacy Physicians Realty Trust common shareholders will own approximately 23% of the common stock of the Combined Company. Additionally, because the Company will be issuing shares of Company common stock to certain holders of Partnership OP Unit in the Partnership Merger, each outstanding share of Company common stock after the completion of the Mergers will represent a smaller percentage of the voting power of the Company than if such shares of common stock had not been issued in the Partnership Merger. The Company may also issue additional shares of common stock or preferred stock in the future, which would create further dilution. Consequently, our stockholders, as a general matter, will have less influence over the management and policies of the Combined Company after the effective time of the Mergers than they currently exercise over the management and policies of the Company.
Risks Relating to the Combined Company Following the Mergers

The Combined Company expects to incur substantial expenses related to the Mergers.
The Combined Company expects to incur substantial expenses in connection with completing the Mergers and integrating the operations and systems of the Company with those of Physicians Realty Trust. While the Company has assumed that a certain level of expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the Combined Company’s expenses relating to the completion of the Mergers and the integration of the Combined Company’s operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Mergers could, particularly in the near term, reduce the savings that the Combined Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the operations of the Company and Physicians Realty Trust following the completion of the Mergers.
Following the Mergers, the Combined Company may be unable to integrate the operations of the Company and Physicians Realty Trust successfully and realize the anticipated synergies and other benefits of the Mergers or do so within the anticipated time frame.
The Mergers involve the combination of two companies that currently operate as independent public companies and their respective operating partnerships. The Combined Company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of state-of-the-art technology and systems. However, the Combined Company will be required to devote significant management attention and resources to integrating the operations of the Company and Physicians Realty Trust. Potential difficulties the Combined Company may encounter in the integration process include the following:
•the inability to successfully combine the operations of the Company and Physicians Realty Trust, including the integration of employees, customer records and maintaining cybersecurity protections, in a manner that permits the Combined Company to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;

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
Following the Mergers and the transactions contemplated by the Merger Agreement, the Combined Company may be unable to retain key employees.
The success of the Combined Company will depend in part upon its ability to retain key Company and Physicians Realty Trust employees. Key employees may depart either before or after the Mergers because of issues relating to the uncertainty and difficulty of integration or separation, a desire not to remain with the Combined Company following the Mergers, or due to compensation arrangements that differ from Physicians Realty Trust employees’ current compensation arrangements with Physicians Realty Trust. Accordingly, no assurance can be given that the Company, Physicians Realty Trust or, following the Mergers and the transactions contemplated by the Merger Agreement, the Combined Company will be able to retain key employees to the same extent as in the past.
The Mergers will result in changes to the board of directors of the Combined Company that may affect the strategy of the Combined Company as compared to that of the Company and Physicians Realty Trust individually.
Following the Mergers, the composition of the board of directors of the Combined Company will change from the current boards of the Company and Physicians Realty Trust individually. Pursuant to the Merger Agreement, at the date and time the Company Merger becomes effective (the “Company Merger Effective Time”), John T. Thomas, Physicians Realty Trust’s President and Chief Executive Officer, will be appointed to, and become the Vice Chair of, the Combined Company’s board of directors and will have an active role in the Combined Company’s strategy, relationships and business development. In addition, at the Company Merger Effective Time, Governor Tommy G. Thompson, Physicians Realty Trust’s Chair of the board of trustees, and Pamela J. Kessler, Ava E. Lias-Booker and Richard A. Weiss will also be appointed to the Combined Company’s board of directors. Following the consummation of the Mergers, pursuant to an amendment to our Bylaws, our Board of Directors is expected to be increased to 13 members, with Katherine M. Sandstrom continuing as the Chair of our Board of Directors and all then-current directors of our Board of Directors continuing as members. The senior management team of the Combined Company will be comprised primarily of the current senior management team of the Company.
This new composition of the board of directors, together with the management team, of the Combined Company may affect the business strategy and operating decisions of the Combined Company upon the completion of the Mergers.
The future results of the Combined Company will suffer if the Combined Company does not effectively manage its operations following the Mergers and the transactions contemplated by the Merger Agreement.
Following the Mergers, the Combined Company may continue to expand or materially alter its operations through additional acquisitions, development opportunities, dispositions, joint ventures, and other strategic or tactical transactions, some of which involve complex challenges. The future success of the Combined Company will depend, in part, upon the ability of the Combined Company to manage its expansion opportunities and operational changes, which pose substantial challenges for the Combined Company to execute in an efficient and timely manner, to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. No assurance can be given that the Combined Company’s expansion, acquisition, disposition, or operational opportunities will be successful, or that it will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits.

The trading price of shares of the Combined Company common stock following the Mergers may be affected by factors different from those affecting the price of shares of our common stock before the Mergers.
The results of operations of the Combined Company, as well as the trading price of the Combined Company common stock, after the Mergers may be affected by factors different from those currently affecting our results of operations or the trading prices of our common stock. These different factors include:
•a greater number of shares of the Combined Company common stock outstanding, as compared to the number of shares of our common stock currently outstanding;
•different stockholders in the Combined Company;
•the Combined Company managing a different portfolio of assets, including owning new assets and/or a different mix or concentration of assets; and
•the Combined Company’s combined debt profile and capitalization.
Accordingly, the historical trading prices and financial results of the Company and Physicians Realty Trust may not be indicative of these matters for the Combined Company after the Mergers.
Counterparties to certain significant agreements with Physicians Realty Trust may exercise contractual rights under such agreements in connection with the Mergers, including in certain cases the right to acquire properties owned by Physicians Realty Trust.
Physicians Realty Trust is party to certain agreements that give the counterparty certain rights following a change of control or similar event, including in some cases the right to terminate the agreement. Under some such agreements, the Mergers may constitute a change of control or cause certain other triggering events and therefore the counterparty may exercise certain rights under its agreement with Physicians Realty Trust upon the closing of the Mergers, which may include termination rights, consent or notice obligations, fees or penalties, pre-payment obligations, and/or rights of first refusal, or similar arrangements pursuant to debt arrangements, leases, management and servicing contracts, and other arrangements. Specifically, Physicians Realty Trust is party to certain ground leases with certain hospitals, health systems or other ground lessors, whereby such hospitals, health systems or other ground lessors could exercise purchase rights and rights of first offer and first refusal with respect to sales of the property subject to such ground leases. Any such counterparty may request modifications of its agreement as a condition to granting a waiver or consent under its agreement, it may exercise or seek to exercise its rights triggered by such event, including to terminate or seek to terminate its agreement with Physicians Realty Trust as a result of such change of control (if permitted to do so by the applicable agreement). There is no assurance that such counterparties will grant their consent to the Mergers under such agreements, that such counterparties will elect not to exercise their rights under such agreements, including termination rights where available, that the exercise of any such rights will not result in a material adverse effect, or that any modifications of such agreements will not result in a material adverse effect.
The Combined Company’s anticipated level of indebtedness will increase upon completion of the Mergers and may increase the related risks Healthpeak currently faces.
Upon completion of the Mergers, the Combined Company intends to assume and/or refinance certain indebtedness of Physicians Realty Trust and the Physicians Partnership and, assuming that occurs, the Combined Company’s consolidated indebtedness will increase substantially and it will be subject to increased risks associated with debt financing, including an increased risk that the Combined Company’s cash flow could be insufficient to meet required payments on its debt securities or other indebtedness or to pay dividends on its common stock or any preferred stock it may issue.
The Combined Company’s increased indebtedness could have important consequences to holders of its common stock and its debt securities including:
•increasing the Combined Company’s vulnerability to general adverse economic and industry conditions;
•limiting the Combined Company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•requiring the use of a substantial portion of the Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements;
•limiting the Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry; and
•putting the Combined Company at a disadvantage compared to its competitors with less indebtedness.
If the Combined Company defaults under a debt instrument, it will be in default under any other debt instrument that has cross-default provisions, the holders of all such indebtedness may be entitled to demand its immediate repayment and, in the case of secured indebtedness, the Combined Company may lose any property securing that indebtedness.

Risks Relating to the Status of Physicians Realty Trust as a REIT

We may incur adverse tax consequences if Physicians Realty Trust has failed to qualify as a REIT for U.S. federal income tax purposes.
The closing of the Mergers is conditioned on the receipt by the Company of an opinion of Physicians Realty Trust’s counsel to the effect that, commencing with Physicians Realty Trust’s taxable year ended December 31, 2015 and through the Company Merger Effective Time, Physicians Realty Trust has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Code. The foregoing REIT opinion, however, is limited to the factual representations provided by Physicians Realty Trust to its counsel and the assumptions set forth therein, and is not a guarantee that Physicians Realty Trust has, in fact, qualified as a REIT. Moreover, such opinion is not binding on the IRS, and neither the Company nor Physicians Realty Trust has requested or plans to request a ruling from the IRS that Physicians Realty Trust qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable regulations (as in effect from time to time) of the U.S. Department of the Treasury under the Code is greater in the case of a REIT, like Physicians Realty Trust, that holds assets through a partnership.
If Physicians Realty Trust is determined to have lost its REIT status for a taxable year ending on or before the Company Merger, Physicians Realty Trust would be subject to adverse tax consequences similar to those described above in “Risks Related to Tax, Including REIT-Related Risks, and Related to Our Jurisdiction of Incorporation and Our Structure as an UPREIT—Loss of our tax status as a REIT would substantially reduce our available funds and would have materially adverse consequences for us and the value of our common stock” with respect to the failure of the Company to maintain its REIT status. This could substantially reduce the Combined Company’s cash available for distribution, including cash available to pay dividends to its stockholders, because, assuming that the Combined Company otherwise maintains its REIT qualification:
•the Combined Company generally would be subject to corporate level federal income tax with respect to the built-in gain on each asset of Physicians Realty Trust existing at the time of the Company Merger if the Combined Company were to dispose of Physicians Realty Trust assets during the five-year period following the Company Merger, and may also be subject to corporate level state income tax on such built-in gains if the assets are disposed of during the applicable period prescribed by state law;
•the Combined Company would succeed to any earnings and profits accumulated by Physicians Realty Trust for taxable periods that it did not qualify as a REIT, and the Combined Company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if the Combined Company does not timely distribute those earnings and profits, the Combined Company could fail to qualify as a REIT); and
•if Physicians Realty Trust incurred any unpaid tax liabilities prior to the Company Merger, those tax liabilities would be transferred to the Combined Company as a result of the Company Merger.
If there is an adjustment to Physicians Realty Trust’s taxable income or dividends paid deductions, the Combined Company could elect to use the deficiency dividend procedure in order to maintain Physicians Realty Trust’s REIT status. That deficiency dividend procedure could require the Combined Company to make significant distributions to its stockholders and to pay significant interest to the IRS.
As a result of all these factors, Physicians Realty Trust’s failure to qualify as a REIT could impair the Combined Company’s ability to expand its business and raise capital, and would materially adversely affect the value of its capital stock.
Risks Relating to an Investment in the Combined Company’s Common Stock following the Mergers and the Transactions Contemplated by the Merger Agreement

The market price of shares of the Combined Company common stock may decline as a result of the Mergers and the transactions contemplated by the Merger Agreement.
The market price of shares of the Combined Company common stock may decline as a result of the Mergers and the transactions contemplated by the Merger Agreement if, among other things, the Combined Company does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Mergers on the Combined Company’s results of operations or financial condition is not consistent with the expectations of financial or industry analysts or stockholders more generally.

In addition, upon consummation of the Mergers and the transactions contemplated by the Merger Agreement, Company stockholders and Physicians Realty Trust shareholders will own interests in the Combined Company, which will operate an expanded business with a different mix of properties, risks and liabilities. Current stockholders of the Company and shareholders of Physicians Realty Trust may not wish to continue to invest in the Combined Company, or may wish to dispose of some or all of their shares of the Combined Company common stock. If, following the Company Merger Effective Time or while the Mergers are pending, large amounts of the Combined Company common stock or Company common stock, as applicable, are sold, the market price of the Combined Company common stock or Company common stock, as applicable, could decline, perhaps substantially.

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
In our business operations, we use information technology, enterprise applications, communications tools, cloud network solutions, and related systems to manage our operations, including to manage our building systems, tenant and vendor relationships, accounting and recordkeeping, and communications, among other aspects of our business.
We have developed and implemented a cybersecurity risk management program intended to protect our properties, confidential and proprietary data, and information technology and systems, from cybersecurity threats, including unauthorized access or attack. We leverage the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to the business. This does not imply that we meet any particular technical standards, specifications, or requirements.
Our processes for assessing, identifying, and managing risks from cybersecurity threats, including operational risks, financial reporting risks, reputational risks, personal data theft, fraud, and other potential risks, are integrated into our overall enterprise risk management process, and share common methodologies, reporting channels, and governance processes that apply across the enterprise risk management process to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes the following:
•a multidisciplinary team comprised of personnel from information technology (“IT”), internal audit, accounting, and legal, as well as third-party cybersecurity experts principally responsible for directing (i) our cybersecurity risk assessment processes, (ii) our security processes, and (iii) our response to cybersecurity incidents;
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•internal and third-party security tools to monitor our systems, identify cybersecurity risks, and test our IT environment;
•the use of third-party cybersecurity experts, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•a cybersecurity incident response plan and business continuity plan;
•cybersecurity training for employees and key business partners with access to our systems;
•a third-party cybersecurity risk management process for service providers and vendors who access our systems;
•requiring employees, as well as third parties who have access to our systems, to treat confidential and private information and data with care, including performing controls relating to such data; and
•cybersecurity risk insurance.
We also seek to engage reputable service providers that maintain cybersecurity programs or controls.
We have not identified risks from known cybersecurity threats within the prior fiscal year, including as a result of any prior cybersecurity incident, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Please refer to “Item 1A, Risk Factors” in this report for additional information about certain ongoing risks related to our information technology that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Cybersecurity is an important part of our overall risk management processes and an area of focus for our Board of Directors and management.
The Board, in coordination with the Audit Committee, oversees the Company’s enterprise risk management process, including the management of material risks arising from cybersecurity threats. The Audit Committee regularly receives updates from management and third-party cybersecurity experts about major cybersecurity risks, their potential impact on our business operations, and management’s processes to identify, monitor, and mitigate such risks, including, as relevant, the results of assessments or audits of our processes. The Audit Committee periodically provides updates on these matters to the Board of Directors.

Our enterprise risk team consists of cross-functional professionals who collaborate with subject matter specialists, as necessary, including an independent third-party expert we have retained to functionally serve as a virtual chief information security officer (“CISO”), to identify and assess material risks from cybersecurity threats, their severity, and potential mitigation steps. The CISO is primarily responsible for leading our cybersecurity risk assessment and management processes. This expert has experience having served as the chief information security officer for an international commercial real estate services company and currently serves as chief executive officer of a cybersecurity firm focused on commercial real estate. He is supported by an internal cross-functional management team of IT and internal audit personnel who regularly review and assess cybersecurity initiatives, including our incident response plan, as well as cybersecurity compliance, training and risk management efforts.
ITEM 2.    Properties
Our strategy is to invest in and manage real estate focused on healthcare discovery and delivery. In evaluating potential investments, we consider a multitude of factors, including:
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

Properties

The following table summarizes our consolidated property investments as of and for the year ended December 31, 2023 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity(1)	Gross Asset Value(2)	Real Estate Revenues(3)	Operating Expenses(4)
Lab:		(Sq. Ft.)
California	115	8,094	$5,869,665	$629,657	$(157,795)
Massachusetts	19	2,613	2,795,913	240,029	(70,259)
Other (1 State)	4	240	54,236	8,640	(1,576)
Total lab	138	10,947	$8,719,814	$878,326	$(229,630)
Outpatient medical:		(Sq. Ft.)
Texas	75	7,638	$1,549,757	$220,805	$(75,159)
Pennsylvania	4	1,270	367,434	34,321	(15,603)
Colorado	19	1,311	362,822	47,697	(18,366)
California	15	862	355,026	40,057	(17,206)
South Carolina	18	1,105	340,073	27,851	(5,315)
Florida	25	1,438	309,246	41,609	(14,994)
Other (29 States)	139	9,977	2,586,334	341,139	(116,489)
Total outpatient medical	295	23,601	$5,870,692	$753,479	$(263,132)
CCRC:		(Units)
Florida	9	4,783	$1,398,609	$343,971	$(275,781)
Other (5 States)	6	2,314	631,199	183,630	(137,691)
Total CCRC	15	7,097	$2,029,808	$527,601	$(413,472)

Total properties	448		$16,620,314	$2,159,406	$(906,234)
_______________________________________
(1)Excludes capacity associated with developments.
(2)Represents gross real estate which includes the carrying amount of real estate after adding back accumulated depreciation and amortization. Excludes gross real estate of $123 million related to two lab buildings and one outpatient medical building classified as held for sale.
(3)Represents the combined amount of rental and related revenues, resident fees and services, and government grant income.
(4)Excludes operating expenses related to corporate non-segment assets (see Note 15 to the Consolidated Financial Statements).

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated property and investments held under a direct financing lease (“DFL”) for the years ended December 31 (average occupied square feet in thousands):

	2023	2022	2021
Lab:
Average occupancy percentage	98%	98%	97%
Average annual rent per square foot(1)	$82	$71	$66
Average occupied square feet	10,334	10,610	10,143
Outpatient medical(2):
Average occupancy percentage	90%	90%	90%
Average annual rent per square foot(1)	$35	$33	$31
Average occupied square feet	21,337	21,472	21,046
CCRC:
Average occupancy percentage	84%	82%	79%
Average annual rent per occupied unit(3)	$88,524	$84,664	$80,391
Average occupied units	5,960	5,926	5,881
_______________________________________
(1)Presented as a ratio of revenues comprised of rental and related revenues and income from DFLs divided by average occupied square feet and annualized for acquisitions for the year in which they occurred. Average annual rent excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and DFL non-cash interest).
(2)During the first quarter of 2022, we sold our remaining hospital under a DFL.
(3)Presented as a ratio of revenues comprised of resident fees and services and government grant income divided by average occupied units of the facilities. Average annual rent excludes termination fees and non-cash revenue adjustments (i.e., the impact of deferred community fee income).
Tenant Lease Expirations

The following table shows tenant lease expirations for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, and excludes properties in our CCRC segment and assets held for sale as of December 31, 2023 (dollars and square feet in thousands):

	Expiration Year
Segment	Total	2024(1)	2025	2026	2027	2028	2029	2030	2031	2032	2033	Thereafter
Lab:
Square feet	10,303	537	1,065	618	1,407	681	806	1,334	1,393	866	531	1,065
Base rent(2)	$608,770	$36,709	$50,557	$30,694	$66,918	$36,728	$50,104	$94,051	$84,727	$55,504	$36,642	$66,136
% of segment base rent	100	6	8	5	11	6	8	16	14	9	6	11
Outpatient medical:
Square feet	21,414	2,848	2,830	2,049	1,870	2,539	1,419	1,310	1,637	1,357	918	2,637
Base rent(2)	$546,589	$85,359	$68,994	$57,376	$51,438	$56,996	$38,197	$36,069	$40,803	$28,096	$27,376	$55,885
% of segment base rent	100	16	13	11	9	10	7	7	7	5	5	10
Total:
Base rent(2)	$1,155,359	$122,068	$119,551	$88,070	$118,356	$93,724	$88,301	$130,120	$125,530	$83,600	$64,018	$122,021
% of total base rent	100	11	10	8	10	8	8	11	11	7	5	11
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
As of February 5, 2024, we had 6,797 stockholders of record, and there were 283,417 beneficial holders of our common stock.
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

	Year Ended December 31,
	2023	2022	2021
Ordinary dividends(1)	$0.909692	$0.872948	$0.152336
Capital gains(2)(3)	0.116992	0.183208	0.379960
Nondividend distributions	0.173316	0.143844	0.667704
	$1.200000	$1.200000	$1.200000
______________________________________
(1)For the year ended December 31, 2023, the amount includes $0.882312 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.027380 of qualified dividend income for purposes of Code Section 1(h)(11). For the year ended December 31, 2022, all $0.872948 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2021, the amount includes $0.137064 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.015272 of qualified dividend income for purposes of Code Section 1(h)(11).
(2)For the years ended December 31, 2023, 2022, and 2021, the amount includes $0.036256, $0.017760, and $0.379960, respectively, of unrecaptured Code Section 1250 gain. Pursuant to Treasury Regulation Section 1.1061-6(c), we are disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” For the year ended December 31, 2023, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains. For the year ended December 31, 2022, the “One Year Amounts” and “Three Year Amounts” are each 89.6708% of the total capital gain distributions and the remaining capital gain distributions are attributable to Code Section 1231 gains, which are not subject to Code Section 1061. For the year ended December 31, 2021, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains.
(3)For the years ended December 31, 2023, 2022, and 2021, 100%, 10.3292%, and 100%, respectively, of the capital gain distributions represent gains from dispositions of U.S. real property interests pursuant to Code Section 897 for foreign shareholders.
On January 31, 2024, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.30 per share. The common stock dividend will be paid on February 26, 2024 to stockholders of record as of the close of business on February 14, 2024.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of our common stock made by or on our behalf during the three months ended December 31, 2023.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1-31, 2023	—	$—	—	$444,018,701
November 1-30, 2023	—	—	—	444,018,701
December 1-31, 2023	—	—	—	444,018,701
	—	$—	—	$444,018,701
_______________________________________
(1)On August 1, 2022, our Board of Directors approved a share repurchase program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share. During the year ended December 31, 2023, there were no repurchases; therefore, at December 31, 2023, $444 million of our common stock remained available for repurchase under the Share Repurchase Program. Amounts do not include the shares of our common stock withheld under our equity incentive plans to offset tax withholding obligations as discussed in footnote 1.

Performance Graph

The graph and table below compare the cumulative total return of Healthpeak, the S&P 500 Index, and the Equity REIT Index of Nareit, from January 1, 2019 to December 31, 2023. Total cumulative return is based on a $100 investment in Healthpeak common stock and in each of the indices at the close of trading on December 31, 2018 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG S&P 500, EQUITY REITS AND HEALTHPEAK PROPERTIES, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2019–DECEMBER 31, 2023
(JANUARY 1, 2019 = $100)
Performance Graph Total Stockholder Return

$250
$200
$150
$100
$50
$0
01/01/19
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
FTSE Nareit Equity REIT Index
S&P 500
Healthpeak Properties, Inc.

	December 31,
	2019	2020	2021	2022	2023
FTSE Nareit Equity REIT Index	$128.66	$122.07	$172.49	$129.45	$144.16
S&P 500	131.47	155.65	200.29	163.98	207.04
Healthpeak Properties, Inc.	129.11	119.21	147.52	106.94	89.40

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 8, 2023.
We will discuss and provide our analysis in the following order:
•Market Trends and Uncertainties
•Company Highlights
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
Rising interest rates, high inflation, supply chain disruptions, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and limited the availability of capital. In addition, increased interest rates have negatively affected our borrowing costs, the fair value of our fixed rate instruments. and real estate values generally, including our real estate.
Our tenants and operators have also experienced increased costs, liquidity constraints, and financing difficulties due to the foregoing macroeconomic and market conditions, which could cause them to be unable or unwilling to make payments or perform their obligations when due.
We have also been affected by significant inflation in construction costs over the past few years, which, together with rising costs of capital, have negatively affected the expected yields on our development and redevelopment projects.
We continuously monitor the effects of domestic and global events, including but not limited to inflation, labor shortages, supply chain matters, rising interest rates, and challenges in the financial markets, on our operations and financial position, as well as on the operations and financial position of our tenants, operators, and borrowers, to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment.
See “Item 1A, Risk Factors” in this report for additional discussion of the risks posed by macroeconomic conditions, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.
Company Highlights
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

On October 29, 2023, we entered into a Merger Agreement with Physicians Realty Trust, the Physicians Partnership, and certain of our subsidiaries, pursuant to which, among other things, and through a series of transactions (the “Mergers”), (i) each outstanding common share of Physicians Realty Trust (other than Physicians Realty Trust common shares to be canceled in accordance with the Merger Agreement) will be converted into the right to receive 0.674 (the “Exchange Ratio”) shares of our common stock, and (ii) each outstanding common unit of the Physicians Partnership will be converted into common units in the successor entity to the Physicians Partnership equal to the Exchange Ratio. In connection with the Mergers, we filed a Registration Statement on Form S-4 with the SEC on December 15, 2023, as amended on January 9, 2024, and a definitive joint proxy statement/prospectus for the Company and Physicians Realty Trust on January 11, 2024 in connection with our respective special meetings of stockholders and shareholders, as applicable, which will be held on February 21, 2024. We expect the Mergers to close on March 1, 2024. Following the transactions contemplated in the Merger Agreement, the successor entities to Physicians Realty Trust and the Physicians Partnership will be direct and indirect subsidiaries of Healthpeak OP, respectively. Consummation of the Mergers are subject to the satisfaction or waiver of customary closing conditions, including the approval of our stockholders and the shareholders of Physicians Realty Trust.
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
•In January 2024, we sold a 65% interest in two lab buildings in San Diego, California to a third-party for net proceeds of $128 million.
Development and Redevelopment Activities
•During the year ended December 31, 2023, the following projects were placed in service: (i) portions of two lab development projects with aggregate costs of $233 million, (ii) one lab development project with total costs of $171 million, (iii) a portion of one lab redevelopment project with total costs of $43 million, (iv) four outpatient medical redevelopment projects with aggregate costs of $42 million, (v) a portion of one lab redevelopment building held in one of our unconsolidated South San Francisco JVs of which our share of total project costs was $32 million, (vi) one lab redevelopment building held in one of our unconsolidated South San Francisco JVs of which our share of total project costs was $15 million, (vii) one lab redevelopment project with total costs of $14 million, and (viii) one CCRC redevelopment project with total costs of $7 million.
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
•In December 2023, a mortgage loan secured by one CCRC with a principal balance of $85 million matured and was repaid.
•We have secured commitments for a $750 million five-year unsecured term loan (the “2024 Term Loan”), to be incurred as an incremental facility under our existing term loan agreement. In January 2024, we entered into forward-starting interest rate swap instruments that are designated as cash flow hedges that will effectively establish a fixed interest rate for the 2024 Term Loan at a blended contractual rate of 4.5%.
Other Activities
•In February 2023, we received a partial principal repayment of $102 million on one secured loan.
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

Dividends
Quarterly cash dividends paid during 2023 aggregated to $1.20 per share. On January 31, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 per common share. The dividend will be paid on February 26, 2024 to stockholders of record as of the close of business on February 14, 2024.
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) lab, (ii) outpatient medical, and (iii) CCRC. Under the lab and outpatient medical segments, we invest through the acquisition, development, and management of lab buildings, outpatient medical buildings, and hospitals. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in our unconsolidated SWF SH JV and (ii) loans receivable. These non-reportable segments have been presented on an aggregate basis herein. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements.
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

FFO as Adjusted. In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction and merger-related items, other impairments (recoveries) and other losses (gains), restructuring and severance-related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). These adjustments are net of tax, when applicable. Transaction and merger-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Other impairments (recoveries) and other losses (gains) include interest income associated with early and partial repayments of loans receivable and other losses or gains associated with non-depreciable assets including goodwill, DFLs, undeveloped land parcels, and loans receivable. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to Nareit FFO and FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
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

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Overview

2023 and 2022(1)
The following table summarizes results for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net income (loss) applicable to common shares	$304,284	$497,792	$(193,508)
Nareit FFO	985,180	895,166	90,014
FFO as Adjusted	978,306	940,933	37,373
AFFO	840,777	783,702	57,075
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
•a gain on sale associated with the disposition of a hospital under a DFL during the first quarter of 2022;
•an increase in transaction and merger-related costs, primarily as a result of costs related to the Mergers, which are primarily comprised of legal, accounting, tax, and other costs that were incurred during the fourth quarter of 2023; and
•a decrease in government grant income received under the CARES Act in 2023.
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
•a decrease in general and administrative expenses, primarily as a result of: (i) severance-related charges associated with the departures of our former Chief Executive Officer and our former Chief Legal Officer and General Counsel in the fourth quarter of 2022 and (ii) charges incurred in connection with the downsizing of our corporate headquarters in Denver, Colorado in the fourth quarter of 2022;
•a decrease in depreciation related to the deconsolidation of seven previously consolidated lab buildings in South San Francisco, California during the third quarter of 2022;
•a decrease in other expenses for tenant relocation and other costs associated with the demolition of an outpatient medical building, which were incurred in the first quarter of 2022;
•an increase in income tax benefit primarily as a result of a $14 million tax benefit recognized in connection with the reversal of a deferred tax asset valuation allowance during the fourth quarter of 2023;
•a decrease in loan loss reserves primarily as a result of principal repayments on seller financing;
•an increase in equity income from unconsolidated joint ventures; and
•a decrease in casualty-related charges from a hurricane during the third quarter of 2022.

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
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•severance-related charges;
•gain on sale of a hospital under a DFL;
•reversal of a valuation allowance on deferred tax assets;
•expenses for tenant relocation and other costs associated with the demolition of an outpatient medical building;
•loan loss reserves;
•transaction and merger-related costs;
•casualty-related charges; and
•the charges incurred in connection with the downsizing of our corporate headquarters in Denver, Colorado.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO and higher AFFO capital expenditures during the period.
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the year ended December 31, 2023, our Same-Store consists of 403 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2022 and that remained in operations through December 31, 2023. Our total property portfolio consisted of 477 and 480 properties at December 31, 2023 and 2022, respectively. Included in our total property portfolio at each of December 31, 2023 and 2022 are 19 senior housing assets in our SWF SH JV.

Lab

The following table summarizes results at and for the years ended December 31, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$663,859	$649,238	$14,621	$878,326	$817,573	$60,753
Healthpeak’s share of unconsolidated joint venture total revenues	6,589	9,613	(3,024)	9,924	9,921	3
Noncontrolling interests’ share of consolidated joint venture total revenues	(133)	(129)	(4)	(619)	(268)	(351)
Operating expenses	(182,602)	(166,433)	(16,169)	(229,630)	(209,143)	(20,487)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,651)	(2,305)	(346)	(4,092)	(2,883)	(1,209)
Noncontrolling interests’ share of consolidated joint venture operating expenses	46	43	3	156	87	69
Adjustments to NOI(2)	(23,979)	(45,496)	21,517	(36,524)	(62,754)	26,230
Adjusted NOI	$461,129	$444,531	$16,598	617,541	552,533	65,008
Less: non-SS Adjusted NOI				(156,412)	(108,002)	(48,410)
SS Adjusted NOI				$461,129	$444,531	$16,598
Adjusted NOI % change			3.7%
Property count(3)	116	116		146	149
End of period occupancy(4)	96.5%	98.7%		96.9%	98.9%
Average occupancy(4)	97.5%	98.5%		97.8%	98.7%
Average occupied square feet	8,786	8,856		10,524	10,727
Average annual total revenues per occupied square foot(5)	$74	$69		$81	$72
Average annual base rent per occupied square foot(6)	$56	$53		$63	$55
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
(3)From our 2022 presentation of Same-Store, we added: (i) five stabilized acquisitions, (ii) three stabilized buildings that previously experienced a significant tenant relocation, (iii) two stabilized redevelopments placed in service, and (iv) one stabilized development placed in service, and we removed: (i) six buildings that were placed into redevelopment, (ii) one asset that was placed into land held for development, and (iii) one building that experienced a significant tenant relocation.
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
•annual rent escalations; and
•new leasing activity; partially offset by
•lower occupancy; and
•higher operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased NOI from developments and redevelopments placed in service in 2022 and 2023; partially offset by
•decreased NOI from our 2022 and 2023 dispositions.

Outpatient Medical

The following table summarizes results at and for the years ended December 31, 2023 and 2022 (dollars and square feet in thousands, except per square foot data):

	SS			Total Portfolio(1)
	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2023	2022	Change
Rental and related revenues	$678,967	$656,588	$22,379	$753,479	$724,202	$29,277
Income from direct financing leases	—	—	—	—	1,168	(1,168)
Healthpeak’s share of unconsolidated joint venture total revenues	2,893	2,795	98	3,033	2,999	34
Noncontrolling interests’ share of consolidated joint venture total revenues	(34,053)	(33,429)	(624)	(35,073)	(35,717)	644
Operating expenses	(229,310)	(218,716)	(10,594)	(263,132)	(253,309)	(9,823)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,183)	(1,147)	(36)	(1,189)	(1,178)	(11)
Noncontrolling interests’ share of consolidated joint venture operating expenses	9,738	9,492	246	9,921	10,317	(396)
Adjustments to NOI(2)	(11,685)	(13,763)	2,078	(14,314)	(15,513)	1,199
Adjusted NOI	$415,367	$401,820	$13,547	452,725	432,969	19,756
Less: non-SS Adjusted NOI				(37,358)	(31,149)	(6,209)
SS Adjusted NOI				$415,367	$401,820	$13,547
Adjusted NOI % change			3.4%
Property count(3)	272	272		297	297
End of period occupancy(4)	91.9%	91.7%		90.7%	90.2%
Average occupancy(4)	91.5%	91.6%		90.1%	89.9%
Average occupied square feet	20,218	20,233		21,531	21,685
Average annual total revenues per occupied square foot(5)	$34	$33		$35	$34
Average annual base rent per occupied square foot(6)	$28	$27		$29	$27
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
(3)From our 2022 presentation of Same-Store, we added: (i) 25 stabilized acquisitions and (ii) 2 stabilized developments placed in service, and we removed: (i) 2 assets that were sold and (ii) 1 asset that was classified as held for sale.
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
•decreased NOI from our 2022 and 2023 dispositions.

Continuing Care Retirement Community

The following table summarizes results at and for the years ended December 31, 2023 and 2022 (dollars in thousands, except per unit data):

	SS			Total Portfolio
	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2023	2022	Change
Resident fees and services	$526,769	$494,935	$31,834	$527,417	$494,935	$32,482
Government grant income(1)	—	—	—	184	6,765	(6,581)
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	—	380	(380)
Operating expenses	(411,539)	(398,915)	(12,624)	(413,472)	(400,539)	(12,933)
Adjustments to NOI(2)	(1,618)	2,300	(3,918)	(1,618)	2,300	(3,918)
Adjusted NOI	$113,612	$98,320	$15,292	112,511	103,841	8,670
Plus (less): non-SS adjustments				1,101	(5,521)	6,622
SS Adjusted NOI				$113,612	$98,320	$15,292
Adjusted NOI % change			15.6%
Property count(3)	15	15		15	15
Average occupancy(4)	83.8%	81.6%		83.9%	81.6%
Average occupied units(5)	5,952	5,926		5,960	5,926
Average annual rent per occupied unit	$88,503	$83,519		$88,524	$84,725
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
(3)From our 2022 presentation of Same-Store, no properties were added or removed.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Represents average occupied units as reported by the operators for the twelve-month period.
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, management fees, insurance, real estate taxes, utilities, and food; and
•lower business interruption insurance proceeds.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store, partially offset by decreased government grant income received under the CARES Act.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Interest income	$21,781	$23,300	$(1,519)
Interest expense	200,331	172,944	27,387
Depreciation and amortization	749,901	710,569	39,332
General and administrative	95,132	131,033	(35,901)
Transaction and merger-related costs	17,515	4,853	12,662
Impairments and loan loss reserves (recoveries), net	(5,601)	7,004	(12,605)
Gain (loss) on sales of real estate, net	86,463	9,078	77,385
Other income (expense), net	6,808	326,268	(319,460)
Income tax benefit (expense)	9,617	4,425	5,192
Equity income (loss) from unconsolidated joint ventures	10,204	1,985	8,219
Income (loss) from discontinued operations	—	2,884	(2,884)
Noncontrolling interests’ share in continuing operations	(28,748)	(15,975)	(12,773)
Interest income
Interest income decreased for the year ended December 31, 2023 primarily as a result of principal repayments on loans receivable in 2022 and 2023, partially offset by higher interest rates.
Interest expense
Interest expense increased for the year ended December 31, 2023 primarily as a result of: (i) senior unsecured notes issued during the first half of 2023, (ii) borrowings under the Term Loan Facilities, which were drawn during the fourth quarter of 2022, and (iii) higher interest rates on the commercial paper program, partially offset by lower borrowings on the commercial paper program.
Depreciation and amortization
Depreciation and amortization expense increased for the year ended December 31, 2023 primarily as a result of development and redevelopment projects placed in service during 2022 and 2023, partially offset by: (i) assets placed into redevelopment in 2023, (ii) dispositions of real estate in 2022 and 2023, and (iii) lower depreciation related to the deconsolidation of seven previously consolidated lab buildings in South San Francisco, California during the third quarter of 2022.
General and administrative
General and administrative expenses decreased for the year ended December 31, 2023 primarily as a result of: (i) severance-related charges associated with the departures of our former Chief Executive Officer and our former Chief Legal Officer and General Counsel in the fourth quarter of 2022 and (ii) charges incurred in connection with the downsizing of our corporate headquarters in Denver, Colorado in the fourth quarter of 2022.
Transaction and merger-related costs
Transaction and merger-related costs increased for the year ended December 31, 2023 primarily as a result of costs related to the Mergers, which are primarily comprised of legal, accounting, tax, and other costs that were incurred during the fourth quarter of 2023 (see Note 1 to the Consolidated Financial Statements).
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the year ended December 31, 2023 as a result of a decrease in loan loss reserves under the current expected credit losses model. The change in loan loss reserves for the year ended December 31, 2023 is primarily a result of: (i) principal repayments on seller financing, (ii) increased interest rates on variable rate loans, and (iii) macroeconomic conditions.

Gain (loss) on sales of real estate, net
Gain on sales of real estate, net increased during the year ended December 31, 2023 primarily as a result of: (i) the $60 million gain on sales of two lab buildings in Durham, North Carolina, which were sold during the three months ended March 31, 2023 and (ii) the $21 million gain on sales of two outpatient medical buildings, which were sold during the three months ended March 31, 2023, partially offset by: (i) the $4 million gain on sale of one lab building, which was sold during the three months ended March 31, 2022, (ii) the $10 million gain on sales of three outpatient medical buildings and one outpatient medical land parcel, which were sold during the three months ended June 30, 2022, and (iii) the $1 million gain on sales of two outpatient medical buildings, which were sold during the three months ended September 30, 2022. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income, net decreased for the year ended December 31, 2023 primarily as a result of: (i) a gain upon change of control related to the sale of a 30% interest and deconsolidation of seven previously consolidated lab buildings in South San Francisco, California during the third quarter of 2022, (ii) a gain on sale associated with the disposition of a hospital under a DFL during the first quarter of 2022, and (iii) a decrease in government grant income received under the CARES Act in 2023. The decrease in other income, net during the year ended December 31, 2023 was partially offset by: (i) other expenses for tenant relocation and other costs associated with the demolition of an outpatient medical building, which were incurred in the first quarter of 2022 and (ii) casualty losses from a hurricane in the third quarter of 2022.
Income tax benefit (expense)
Income tax benefit increased for the year ended December 31, 2023 primarily as a result of a $14 million tax benefit recognized in connection with the reversal of a deferred tax asset valuation allowance during the fourth quarter of 2023 (see Note 16 to the Consolidated Financial Statements), partially offset by an increase in operating income associated with our CCRCs.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the year ended December 31, 2023 primarily as a result of increased income from the South San Francisco JVs and the SWF SH JV.
Income (loss) from discontinued operations
Income from discontinued operations decreased for the year ended December 31, 2023 a result of the completion of dispositions of our senior housing portfolios.
Noncontrolling interests’ share in continuing operations
Noncontrolling interests’ share in continuing operations increased for the year ended December 31, 2023 primarily as a result of a gain on sale of an outpatient medical building in a consolidated joint venture that was sold during the second quarter of 2023.
Liquidity and Capital Resources
We anticipate that our cash flow from operations, available cash balances, and cash from our various financing activities will be adequate for the next 12 months and for the foreseeable future for purposes of: (i) costs incurred to consummate the Mergers and the other transactions contemplated in the Merger Agreement; (ii) funding recurring operating expenses; (iii) meeting debt service requirements; and (iv) satisfying funding of distributions to our stockholders and non-controlling interest members. Distributions are made using a combination of cash flows from operations, funds available under our bank line of credit (the “Revolving Facility”) and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “Term Loan Facilities”) and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of February 7, 2024, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
A downgrade in credit ratings by Moody’s or S&P Global may have a negative impact on the interest rates of our Revolving Facility and Term Loan Facilities and facility fees for our Revolving Facility, and may negatively impact the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of economic and market conditions on our business.
Material Cash Requirements

Our material cash requirements include the below contractual and other obligations.
Debt. As of December 31, 2023, we had total debt of $6.9 billion, including borrowings under our Revolving Facility and commercial paper program, senior unsecured notes, term loans, and mortgage debt. Of our total debt, the total amount payable within twelve months is comprised of $7 million of mortgage debt. Future interest payments associated with borrowings under our Revolving Facility, senior unsecured notes, term loans, and mortgage debt total $1.4 billion, $220 million of which are payable within twelve months. Future interest payments associated with commercial paper borrowings payable within the next twelve months total $21 million, assuming no change in interest rates and borrowings remain outstanding for the next twelve months. Commercial paper borrowings are backstopped by our Revolving Facility. As such, we calculate the weighted average remaining term of our commercial paper borrowings using the maturity date of our Revolving Facility. Additionally, we have secured commitments for the 2024 Term Loan, to be incurred as an incremental facility under our existing term loan agreement. In January 2024, we entered into forward-starting interest rate swap instruments that are designated as cash flow hedges that will effectively establish a fixed interest rate for the 2024 Term Loan at a blended contractual rate of 4.5%. See Note 10 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our development and redevelopment commitments represent construction and other commitments for development and redevelopment projects in progress and includes certain allowances for Company-owned tenant improvements that we have provided as a lessor. As of December 31, 2023, we had $152 million of development and redevelopment commitments, $135 million of which we expect to spend within the next twelve months.
Lease and other contractual commitments. Our lease and other contractual commitments represent our commitments, as lessor, under signed leases and contracts for operating properties and include allowances for Company-owned tenant improvements and leasing commissions. These commitments exclude allowances for Company-owned tenant improvements related to developments and redevelopments in progress for which we have executed an agreement with a general contractor to complete the tenant improvements, which are recognized as development and redevelopment commitments and are discussed further above. As of December 31, 2023, we had total lease and other contractual commitments of $28 million, $26 million of which we expect to spend within the next twelve months.
Construction loan commitments. Due to the terms of our SHOP seller financing notes receivable, as of December 31, 2023, we are obligated to provide additional loans up to $29 million to fund senior housing redevelopment capital expenditure projects, which extend through 2024. See Note 7 to the Consolidated Financial Statements for additional information.
Ground and other operating lease commitments. Our ground and other operating lease commitments represent our commitments as lessee under signed operating leases. As of December 31, 2023, we had total ground and other operating lease commitments of $542 million, $17 million of which are payable within twelve months. See Note 6 to the Consolidated Financial Statements for additional information.

Redeemable noncontrolling interests. Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. As of December 31, 2023, three of the redeemable noncontrolling interests have met the conditions for redemption, but were not yet exercised. As of December 31, 2023, the redemption value of our redeemable noncontrolling interests was $49 million. See Note 12 to the Consolidated Financial Statements for additional information.
Success-Based Fees. We have engaged service providers, including investment banks and advisors, to help us negotiate the terms of the Mergers and to advise us on other merger-related matters. In connection with these services, we expect to be required to pay success-based fees to the extent that certain conditions, including the closing of the Mergers, are met. As of December 31, 2023, we expect to incur approximately $22 million of such success fees upon closing of the Mergers during the first quarter of 2024. As closing of the Mergers has not occurred, no such amounts have been paid or accrued through December 31, 2023. See Note 1 to the Consolidated Financial Statements for additional information.
Distribution and Dividend Requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. We paid quarterly cash dividends of $0.30 per common share in 2023. Our future common dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Two of these joint ventures have aggregate mortgage debt of $88 million, of which our share is $40 million. Except in limited circumstances, our risk of loss is limited to our investment in the applicable joint venture. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
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
Most of our outpatient medical leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance, and utilities. Substantially all of our lab leases require the tenant or operator to pay all of the property operating costs or reimburse us for all such costs.
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
The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash provided by (used in) operating activities	$956,242	$900,261	$55,981
Net cash provided by (used in) investing activities	(576,754)	(876,343)	299,589
Net cash provided by (used in) financing activities	(337,299)	(116,532)	(220,767)
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $56 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of: (i) developments and redevelopments placed in service during 2022 and 2023, (ii) annual rent increases, (iii) higher nonrefundable entrance fee collections, and (iv) new leasing and renewal activity. The increase in net cash provided by operating activities was partially offset by: (i) an increase in interest expense and (ii) an increase in property operating expenses.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate, sales of DFLs, and repayments on loans receivable. Our net cash used in investing activities decreased $300 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of the following: (i) a reduction in acquisitions of real estate, (ii) a reduction in development and redevelopment of real estate, (iii) an increase in proceeds from the sales of real estate, (iv) an increase in proceeds from principal repayments on loans receivable and marketable debt securities, and (v) an increase in proceeds from insurance recoveries. The decrease in cash used in investing activities was partially offset by: (i) proceeds received in 2022 from the sale of a 30% interest in seven previously consolidated lab buildings in South San Francisco, California and (ii) higher investments in unconsolidated joint ventures related to the funding of redevelopment projects.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities increased $221 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of the following: (i) issuance of the the Term Loan Facilities in 2022, (ii) settlement of contracts under our ATM Program in 2022, (iii) higher net repayments under the commercial paper program, (iv) higher repayments of mortgage debt, and (v) increased distributions to noncontrolling interests. The increase in net cash used in financing activities was partially offset by: (i) proceeds received from the senior unsecured notes issuances in January 2023 and May 2023 and (ii) a reduction in repurchases of common stock.
Discontinued Operations
Operating, investing, and financing cash flows in our Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. Certain significant cash flows from discontinued operations are disclosed in Note 17 to the Consolidated Financial Statements.
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

We have secured commitments for the 2024 Term Loan, to be incurred as an incremental facility under our existing term loan agreement. In January 2024, we entered into forward-starting interest rate swap instruments that are designated as cash flow hedges that will effectively establish a fixed interest rate for the 2024 Term Loan at a blended contractual rate of 4.5%.
In addition to the 2024 Term Loan, we anticipate that our principal indebtedness will increase due to debt assumed in connection with the Mergers.
See Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 90% and 85% of our consolidated debt was fixed rate debt as of December 31, 2023 and 2022, respectively. At December 31, 2023, our fixed rate debt and variable rate debt had weighted average interest rates of 3.70% and 5.72%, respectively. At December 31, 2022, our fixed rate debt and variable rate debt had weighted average interest rates of 3.46% and 4.91%, respectively. As of December 31, 2023, we had $142 million of variable rate mortgage debt and the $500 million Term Loan Facilities swapped to fixed rates through interest rate swap instruments. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” below.
Supplemental Guarantor Information

Healthpeak OP has issued the senior unsecured notes described in Note 10 to the Consolidated Financial Statements. The obligations of Healthpeak OP to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company.
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
Equity

At December 31, 2023, we had 547 million shares of common stock outstanding, equity totaled $6.9 billion, and our equity securities had a market value of $11.0 billion.
The Merger Agreement
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of Physicians Realty Trust will be converted into the right to receive 0.674 shares of our common stock when the Mergers are consummated. Based on the number of outstanding Physicians Realty Trust common shares as of January 8, 2024 (the record date for the special meetings of stockholders), we expect to issue approximately 163 million shares of our common stock when the Mergers are consummated.
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
During the year ended December 31, 2023, we did not issue any shares of our common stock under any ATM program.
At December 31, 2023, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 12 to the Consolidated Financial Statements for additional information about our ATM Program.

Noncontrolling Interests
Healthpeak OP. Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain of our employees (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”), all of which were LTIP Units (see Note 14 to the Consolidated Financial Statements). When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. None of the outstanding OP Units met the criteria for redemption as of December 31, 2023.
DownREITs. At December 31, 2023, non-managing members held an aggregate of approximately 5 million units in seven limited liability companies (“DownREITs”) for which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At December 31, 2023, the outstanding DownREIT units were convertible into approximately 7 million shares of our common stock.
Share Repurchase Program
On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2022, we repurchased 2.1 million shares of our common stock at a weighted average price of $27.16 per share for a total of $56 million. During the year ended December 31, 2023, there were no repurchases under the Share Repurchase Program. Therefore, at December 31, 2023, $444 million of our common stock remained available for repurchase under the Share Repurchase Program.
Shelf Registration

In February 2024, the Company and Healthpeak OP jointly filed a prospectus with the SEC as part of a registration statement on Form S-3, using an automatic shelf registration process. This shelf registration statement expires on February 8, 2027 and at or prior to such time, we expect to file a new shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include future offerings of (i) the Company’s common stock, preferred stock, depositary shares, warrants, debt securities, and guarantees by the Company of debt securities issued by Healthpeak OP and/or by the Company’s existing and future subsidiaries, and (ii) Healthpeak OP’s debt securities and guarantees by Healthpeak OP of debt securities issued by the Company and/or by Healthpeak OP’s existing and future subsidiaries.

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) applicable to common shares	$304,284	$497,792	$502,271
Real estate related depreciation and amortization	749,901	710,569	684,286
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	24,800	27,691	17,085
Noncontrolling interests’ share of real estate related depreciation and amortization	(18,654)	(19,201)	(19,367)
Loss (gain) on sales of depreciable real estate, net(1)	(86,463)	(10,422)	(605,311)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	—	134	(6,737)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	11,546	12	5,555
Loss (gain) upon change of control, net(2)	(234)	(311,438)	(1,042)
Taxes associated with real estate dispositions	—	29	2,666
Impairments (recoveries) of depreciable real estate, net	—	—	25,320
Nareit FFO applicable to common shares	985,180	895,166	604,726
Distributions on dilutive convertible units and other	9,394	9,407	6,162
Diluted Nareit FFO applicable to common shares	$994,574	$904,573	$610,888
Impact of adjustments to Nareit FFO:
Transaction and merger-related items(3)	$13,835	$4,788	$7,044
Other impairments (recoveries) and other losses (gains), net(4)	(3,850)	3,829	24,238
Restructuring and severance-related charges(5)	1,368	32,749	3,610
Loss (gain) on debt extinguishments	—	—	225,824
Casualty-related charges (recoveries), net(6)	(4,033)	4,401	5,203
Recognition (reversal) of valuation allowance on deferred tax assets(7)	(14,194)	—	—
Total adjustments	$(6,874)	$45,767	$265,919

FFO as Adjusted applicable to common shares	$978,306	$940,933	$870,645
Distributions on dilutive convertible units and other	9,402	9,326	8,577
Diluted FFO as Adjusted applicable to common shares	$987,708	$950,259	$879,222

FFO as Adjusted applicable to common shares	$978,306	$940,933	$870,645
Stock-based compensation amortization expense	14,480	16,537	18,202
Amortization of deferred financing costs	11,916	10,881	9,216
Straight-line rents(8)	(14,387)	(49,183)	(31,188)
AFFO capital expenditures	(113,596)	(108,510)	(111,480)
Deferred income taxes	(816)	(4,096)	(8,015)
Amortization of above (below) market lease intangibles, net	(25,791)	(23,380)	(17,978)
Other AFFO adjustments	(9,335)	520	(1,532)
AFFO applicable to common shares	840,777	783,702	727,870
Distributions on dilutive convertible units and other	6,581	6,594	6,164
Diluted AFFO applicable to common shares	$847,358	$790,296	$734,034
Refer to footnotes on the next page.

________________________________
(1)This amount can be reconciled by combining the balances from the corresponding line of the Consolidated Statements of Operations and the detailed financial information for discontinued operations in Note 4 to the Consolidated Financial Statements.
(2)The year ended December 31, 2022 includes a gain upon change of control related to the sale of a 30% interest to a sovereign wealth fund and deconsolidation of seven previously consolidated lab buildings in South San Francisco, California. The gain upon change of control is included in other income (expense), net in the Consolidated Statements of Operations.
(3)The year ended December 31, 2023 includes costs related to the Mergers, which are primarily comprised of legal, accounting, tax, and other costs that were incurred prior to year-end, partially offset by termination fee income associated with Graphite Bio, Inc., for which the lease terms have been modified to accelerate expiration of the lease to December 2024. Termination fee income is included in rental and related revenues on the Consolidated Statements of Operations.
(4)The year ended December 31, 2022 includes the following: (i) $7 million of charges incurred in connection with the downsizing of our corporate headquarters in Denver, Colorado, which are included in general and administrative expenses in the Consolidated Statements of Operations, (ii) $14 million of expenses incurred for tenant relocation and other costs associated with the demolition of an outpatient medical building, which are included in other income (expense), net in the Consolidated Statements of Operations, and (iii) a $23 million gain on sale of a hospital under a DFL, which is included in other income (expense), net in the Consolidated Statements of Operations. The year ended December 31, 2021 includes the following: (i) a $29 million goodwill impairment charge in connection with our senior housing triple-net and SHOP asset sales, which is reported in income (loss) from discontinued operations in the Consolidated Statements of Operations and (ii) $6 million of accelerated recognition of a mark-to-market discount, less loan fees, resulting from prepayments on loans receivable, which is included in interest income in the Consolidated Statements of Operations. The years ended December 31, 2023, 2022, and 2021 include reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
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
(7)In conjunction with classifying the assets related to the Callan Ridge JV (see Note 8 to the Consolidated Financial Statements) as held for sale as of December 31, 2023, we concluded it was more likely than not that we would realize the future value of certain deferred tax assets generated by the net operating losses of taxable REIT subsidiaries. Accordingly, during the year ended December 31, 2023, we recognized the reversal of a portion of the associated valuation allowance and recognized a corresponding income tax benefit. See Note 16 to the Consolidated Financial Statements for additional information.
(8)The year ended December 31, 2023 includes a $9 million write-off of straight-line rent receivable associated with Sorrento Therapeutics, Inc., which commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. This activity is reflected as a reduction of rental and related revenues in the Consolidated Statements of Operations.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Below is a discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, including those related to critical accounting estimates further discussed below, see Note 2 to the Consolidated Financial Statements.
Impairment of Long-Lived Assets

We assess the carrying value of our real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of real estate assets is measured by comparing the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows. The expected future undiscounted cash flows reflect external market factors, and based on the specific facts and circumstances, may be probability-weighted to reflect multiple possible cash-flow scenarios, including selling the assets at various points in the future. Additionally, the estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we make assumptions regarding external market conditions (including capitalization rates and growth rates), forecasted cash flows and sales prices, and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate assets.

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
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, primarily from the potential loss arising from adverse changes in interest rates. We use derivative and other financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets at fair value (see Note 21 to the Consolidated Financial Statements).
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At December 31, 2023, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $18 million.
Interest Rate Risk

At December 31, 2023, our exposure to interest rate risk was primarily on our variable rate debt. At December 31, 2023, $142 million of our variable rate mortgage debt and our $500 million Term Loan Facilities were swapped to fixed rates through interest rate swap instruments. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At December 31, 2023, both the fair value and carrying value of the interest rate swap instruments were $21 million.
Our remaining variable rate debt at December 31, 2023 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2023, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $255 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $272 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at December 31, 2023, our annual interest expense would increase by approximately $7 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at December 31, 2023, our annual interest income would decrease by approximately $2 million.

ITEM 8.    Financial Statements and Supplementary Data
Healthpeak Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Healthpeak Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests, and Cash Flows, for each of the three years in the period ended December 31, 2023, and the related Notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Impairments — Real Estate — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
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
Given the Company’s evaluation of impairment indicators, forecasted cash flows and sales prices of a long-lived asset requires management to make significant estimates and assumptions related to market capitalization rates, market prices per unit, and/or forecasted cash flows, performing audit procedures required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to real estate asset impairment included the following, among others:
•We tested the effectiveness of controls over impairment of real estate assets, including those over identifying impairment indicators and the determination of forecasted undiscounted cash flows and sales prices for real estate assets.
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
February 9, 2024
We have served as the Company’s auditor since 2010.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Real estate:
Buildings and improvements	$13,329,464	$12,784,078
Development costs and construction in progress	643,217	760,355
Land and improvements	2,647,633	2,667,188
Accumulated depreciation and amortization	(3,591,951)	(3,188,138)
Net real estate	13,028,363	13,023,483
Loans receivable, net of reserves of $2,830 and $8,280	218,450	374,832
Investments in and advances to unconsolidated joint ventures	782,853	706,677
Accounts receivable, net of allowance of $2,282 and $2,399	55,820	53,436
Cash and cash equivalents	117,635	72,032
Restricted cash	51,388	54,802
Intangible assets, net	314,156	418,061
Assets held for sale, net	117,986	49,866
Right-of-use asset, net	240,155	237,318
Other assets, net	772,044	780,722
Total assets	$15,698,850	$15,771,229

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$720,000	$995,606
Term loans	496,824	495,957
Senior unsecured notes	5,403,378	4,659,451
Mortgage debt	256,097	346,599
Intangible liabilities, net	127,380	156,193
Liabilities related to assets held for sale, net	729	4,070
Lease liability	206,743	208,515
Accounts payable, accrued liabilities, and other liabilities	657,196	772,485
Deferred revenue	905,633	844,076
Total liabilities	8,773,980	8,482,952

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	48,828	105,679

Common stock, $1.00 par value: 750,000,000 shares authorized; 547,156,311 and 546,641,973 shares issued and outstanding	547,156	546,642
Additional paid-in capital	10,405,780	10,349,614
Cumulative dividends in excess of earnings	(4,621,861)	(4,269,689)
Accumulated other comprehensive income (loss)	19,371	28,134
Total stockholders’ equity	6,350,446	6,654,701
Joint venture partners	310,998	327,721
Non-managing member unitholders	214,598	200,176
Total noncontrolling interests	525,596	527,897
Total equity	6,876,042	7,182,598
Total liabilities and equity	$15,698,850	$15,771,229

See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental and related revenues	$1,631,805	$1,541,775	$1,378,384
Resident fees and services	527,417	494,935	471,325
Interest income	21,781	23,300	37,773
Income from direct financing leases	—	1,168	8,702
Total revenues	2,181,003	2,061,178	1,896,184
Costs and expenses:
Interest expense	200,331	172,944	157,980
Depreciation and amortization	749,901	710,569	684,286
Operating	902,060	862,991	773,279
General and administrative	95,132	131,033	98,303
Transaction and merger-related costs	17,515	4,853	1,841
Impairments and loan loss reserves (recoveries), net	(5,601)	7,004	23,160
Total costs and expenses	1,959,338	1,889,394	1,738,849
Other income (expense):
Gain (loss) on sales of real estate, net	86,463	9,078	190,590
Gain (loss) on debt extinguishments	—	—	(225,824)
Other income (expense), net	6,808	326,268	6,266
Total other income (expense), net	93,271	335,346	(28,968)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	314,936	507,130	128,367
Income tax benefit (expense)	9,617	4,425	3,261
Equity income (loss) from unconsolidated joint ventures	10,204	1,985	6,100
Income (loss) from continuing operations	334,757	513,540	137,728
Income (loss) from discontinued operations	—	2,884	388,202
Net income (loss)	334,757	516,424	525,930
Noncontrolling interests’ share in continuing operations	(28,748)	(15,975)	(17,851)
Noncontrolling interests’ share in discontinued operations	—	—	(2,539)
Net income (loss) attributable to Healthpeak Properties, Inc.	306,009	500,449	505,540
Participating securities’ share in earnings	(1,725)	(2,657)	(3,269)
Net income (loss) applicable to common shares	$304,284	$497,792	$502,271

Basic earnings (loss) per common share:
Continuing operations	$0.56	$0.92	$0.22
Discontinued operations	—	0.00	0.71
Net income (loss) applicable to common shares	$0.56	$0.92	$0.93
Diluted earnings (loss) per common share:
Continuing operations	$0.56	$0.92	$0.22
Discontinued operations	—	0.00	0.71
Net income (loss) applicable to common shares	$0.56	$0.92	$0.93
Weighted average shares outstanding:
Basic	547,006	538,809	538,930
Diluted	547,275	539,147	539,241
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$334,757	$516,424	$525,930
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	(8,900)	30,145	332
Change in Supplemental Executive Retirement Plan obligation and other	137	1,136	457
Reclassification adjustment realized in net income (loss)	—	—	(251)
Total other comprehensive income (loss)	(8,763)	31,281	538
Total comprehensive income (loss)	325,994	547,705	526,468
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(28,748)	(15,975)	(17,851)
Total comprehensive (income) loss attributable to noncontrolling interests’ share in discontinued operations	—	—	(2,539)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$297,246	$531,730	$506,078
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

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (CONTINUED)
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2022	546,642	$546,642	$10,349,614	$(4,269,689)	$28,134	$6,654,701	$527,897	$7,182,598	$105,679
Net income (loss)	—	—	—	306,009	—	306,009	28,111	334,120	637
Other comprehensive income (loss)	—	—	—	—	(8,763)	(8,763)	—	(8,763)	—
Issuance of common stock, net	683	683	755	—	—	1,438	—	1,438	—
Conversion of DownREIT units to common stock	72	72	1,200	—	—	1,272	(1,272)	—	—
Repurchase of common stock	(241)	(241)	(6,283)	—	—	(6,524)	—	(6,524)	—
Stock-based compensation	—	—	2,966	—	—	2,966	15,693	18,659	—
Common dividends ($1.20 per share)	—	—	—	(658,181)	—	(658,181)	—	(658,181)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(44,848)	(44,848)	(276)
Purchase of noncontrolling interests	—	—	—	—	—	—	(158)	(158)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	173	173	316
Adjustments to redemption value of redeemable noncontrolling interests	—	—	57,528	—	—	57,528	—	57,528	(57,528)
December 31, 2023	547,156	$547,156	$10,405,780	$(4,621,861)	$19,371	$6,350,446	$525,596	$6,876,042	$48,828
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$334,757	$516,424	$525,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	749,901	710,569	684,286
Stock-based compensation amortization expense	14,480	26,456	18,202
Amortization of deferred financing costs	11,916	10,881	9,216
Straight-line rents	(14,387)	(49,183)	(31,188)
Amortization of nonrefundable entrance fees and above (below) market lease intangibles	(108,988)	(102,747)	(94,362)
Equity loss (income) from unconsolidated joint ventures	(10,204)	(2,049)	(11,235)
Distributions of earnings from unconsolidated joint ventures	910	943	4,976
Loss (gain) on sale of real estate under direct financing leases	—	(22,693)	—
Deferred income tax expense (benefit)	(14,605)	(6,001)	(5,792)
Impairments and loan loss reserves (recoveries), net	(5,601)	7,004	55,896
Loss (gain) on debt extinguishments	—	—	225,824
Loss (gain) on sales of real estate, net	(86,463)	(10,422)	(605,311)
Loss (gain) upon change of control, net	(234)	(311,438)	(1,042)
Casualty-related loss (recoveries), net	(3,085)	7,168	1,632
Other non-cash items	4,900	6,489	(8,178)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(21,566)	(17,433)	18,626
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	104,511	136,293	7,768
Net cash provided by (used in) operating activities	956,242	900,261	795,248
Cash flows from investing activities:
Acquisitions of real estate	(15,847)	(178,133)	(1,483,026)
Development, redevelopment, and other major improvements of real estate	(731,206)	(861,636)	(610,555)
Leasing costs, tenant improvements, and recurring capital expenditures	(113,596)	(108,510)	(111,480)
Proceeds from sales of real estate, net	141,651	47,885	2,399,120
Proceeds from the South San Francisco JVs transaction, net	—	125,985	—
Investments in unconsolidated joint ventures	(88,391)	(21,143)	(25,260)
Distributions in excess of earnings from unconsolidated joint ventures	20,640	12,518	37,640
Proceeds from insurance recovery	24,980	1,450	—
Proceeds from sales/principal repayments on loans receivable, direct financing leases, and marketable debt securities	204,865	115,988	342,420
Investments in loans receivable and other	(19,850)	(10,747)	(17,827)
Net cash provided by (used in) investing activities	(576,754)	(876,343)	531,032
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	10,344,705	15,882,153	16,821,450
Repayments under bank line of credit and commercial paper	(10,620,311)	(16,052,522)	(15,785,065)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	743,778	500,000	1,088,537
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(90,089)	(5,048)	(2,425,936)
Payments for debt extinguishment and deferred financing costs	(7,322)	(4,171)	(236,942)
Issuance of common stock and exercise of options, net of offering costs	278	308,100	5,036
Repurchase of common stock	(6,524)	(67,838)	(12,841)
Dividends paid on common stock	(657,021)	(648,047)	(650,082)
Distributions to and purchase of noncontrolling interests	(45,282)	(30,549)	(93,314)
Contributions from and issuance of noncontrolling interests	489	1,390	640
Net cash provided by (used in) financing activities	(337,299)	(116,532)	(1,288,517)
Net increase (decrease) in cash, cash equivalents, and restricted cash	42,189	(92,614)	37,763
Cash, cash equivalents, and restricted cash, beginning of year	126,834	219,448	181,685
Cash, cash equivalents, and restricted cash, end of year	$169,023	$126,834	$219,448
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
The Merger Agreement
On October 29, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Physicians Realty Trust, Physicians Realty L.P. (the “Physicians Partnership”), and certain of the Company’s subsidiaries, pursuant to which, among other things, and through a series of transactions (the “Mergers”), (i) each outstanding common share of Physicians Realty Trust (other than Physicians Realty Trust common shares to be canceled in accordance with the Merger Agreement) will be converted into the right to receive 0.674 (the “Exchange Ratio”) shares of Company common stock, and (ii) each outstanding common unit of the Physicians Partnership will be converted into common units in the successor entity to the Physicians Partnership equal to the Exchange Ratio. Following the transactions contemplated in the Merger Agreement, the successor entities to Physicians Realty Trust and the Physicians Partnership will be subsidiaries of Healthpeak OP.
The Merger Agreement contains customary representations, warranties, and covenants, as well as certain termination rights for the Company and Physicians Realty Trust, in each case, as more fully described in the Merger Agreement.
During the year ended December 31, 2023, the Company incurred approximately $11 million of merger-related costs, which primarily related to advisory, legal, accounting, and other costs. These merger-related costs are included in transaction and merger-related costs on the Consolidated Statements of Operations.
In addition, the Company has engaged service providers, including investment banks and advisors, to help the Company negotiate the terms of the transactions contemplated by the Merger Agreement and to advise the Company on other merger-related matters. In connection with these services, the Company expects to be required to pay success-based fees to the extent that certain conditions, including the closing of the transactions contemplated by the Merger Agreement, are met. As of December 31, 2023, the Company expects to incur approximately $22 million of such success fees. As closing of the transactions contemplated by the Merger Agreement has not occurred, no such amounts have been paid or accrued through December 31, 2023.
In connection with the Mergers, the Company filed a Registration Statement on Form S-4 with the SEC on December 15, 2023 (the “Initial Filing”), as amended on January 9, 2024, and a definitive joint proxy statement/prospectus for the Company and Physicians Realty Trust on January 11, 2024 in connection with their respective special meetings of stockholders and shareholders, as applicable, which will be held on February 21, 2024. Consummation of the Mergers are subject to the satisfaction or waiver of customary closing conditions, including the approval of the Company’s stockholders and the shareholders of Physicians Realty Trust. The parties expect the Mergers to close on March 1, 2024. If the Mergers are not consummated by July 31, 2024 (unless extended under certain circumstances), either the Company or Physicians Realty Trust may terminate the Merger Agreement.

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
Rental and Related Revenues
The Company recognizes rental revenue from its lab and outpatient medical buildings in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). The Company commences recognition of rental revenue for operating lease arrangements when the tenant has taken possession or controls the physical use of a leased asset. The tenant is not considered to have taken physical possession or have control of the leased asset until the Company-owned tenant improvements are substantially complete. If a lease arrangement provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term.
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
Certain leases provide for additional rents that are contingent upon a percentage of the building’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant or estimates of tenant results, exceed the base amount or other thresholds, and only after any contingency has been removed (when the related thresholds are achieved). This may result in the recognition of rental revenue in periods subsequent to when such payments are received.
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
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. Recognizing rental income on a straight-line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of future minimum lease payments is not probable, the accounts receivable and straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue.
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
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the years ended December 31, 2023, 2022, and 2021, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenues during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of December 31, 2023, the amount of qualifying expenditures and lost revenues exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.
The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Year Ended December 31,
	2023	2022	2021
Government grant income recorded in other income (expense), net	$184	$6,765	$1,412
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	229	878	1,749
Government grant income recorded in income (loss) from discontinued operations	—	217	3,669
Total government grants received	$413	$7,860	$6,830

Credit Losses
The Company evaluates the liquidity and creditworthiness of its occupants, operators, and borrowers on a monthly and quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers payment history and current credit status, industry conditions, current economic conditions, forecasted economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. Future economic conditions are based primarily on near-term economic forecasts from the Federal Reserve and reasonable assumptions for long-term economic trends. The determination of loan losses also considers concentration of credit risk associated with the senior housing industry to which its loans receivable relate. The Company’s occupants, operators, and borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages in its assessment of internal ratings that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures. The Company evaluates, on a monthly basis or immediately upon a significant change in circumstance, its occupants’, operators’, and borrowers’ ability to service their obligations with the Company.
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
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the Consolidated Statements of Cash Flows. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs consist of leasing commissions paid to external third party brokers and lease incentives. Initial direct costs are included in other assets, net in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term.
The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. These useful lives are reassessed following changes in the remaining period that the asset is expected to be held and used, and depreciation is discontinued when a property meets the criteria to be classified as held for sale. Buildings and improvements are depreciated over useful lives ranging up to approximately 50 years. Above and below market lease intangibles are amortized to revenue over the remaining noncancellable lease terms and renewal periods that are reasonably certain to be exercised, if any. In-place lease intangibles are amortized to expense over the remaining noncancellable lease term and renewal periods that are reasonably certain to be exercised, if any.

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
Impairment of Long-Lived Assets and Goodwill
The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate assets. The expected future undiscounted cash flows reflect external market factors and the expected use and eventual disposition of the asset, and based on the specific facts and circumstances, may be probability-weighted to reflect multiple possible cash-flow scenarios, including selling the assets at various points in the future. Further, the analysis considers the impact, if any, of master lease agreements on cash flows, which are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets exceeds their fair value.
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
Stock-Based Compensation
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
Healthpeak Properties, Inc. and its consolidated REIT subsidiaries are subject to state and local income taxes in some jurisdictions. In certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, certain activities that the Company undertakes may be conducted by entities that have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to federal, state, and local income taxes. The Company recognizes tax penalties relating to unrecognized tax benefits as additional income tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.
The Company is required to evaluate its deferred tax assets for realizability and recognize a valuation allowance, which is recorded against its deferred tax assets, if it is more likely than not that the deferred tax assets will not be realized. The Company considers all available evidence in its determination of whether a valuation allowance for deferred tax assets is required.
Advertising Costs
All advertising costs are expensed as incurred and reported within operating expenses on the Consolidated Statements of Operations. During the years ended December 31, 2023, 2022, and 2021, total advertising expense was $8 million, $8 million, and $11 million, respectively (zero, $0.1 million, and $3 million, respectively, of which is reported in income (loss) from discontinued operations on the Consolidated Statements of Operations).
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
DownREITs
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
Not Yet Adopted
Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements so that investors can better understand an entity’s overall performance and assess potential future cash flows. The amendments in ASU 2023-07 include, but are not limited to: (i) disclosure of, on an annual basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (ii) disclosure of, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition (the other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss); (iii) disclosure of, on an interim basis, all currently required annual disclosures about a reportable segment’s profit (loss) and assets; (iv) clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit; and (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact ASU 2023-07 will have on its disclosures.
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation (using both percentages and reporting currency amounts) of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year to date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact ASU 2023-09 will have on its disclosures.
NOTE 3. Real Estate

2023 Real Estate Investment Acquisitions
60 Loomis Land Parcel
In January 2023, the Company acquired a lab land parcel in Cambridge, Massachusetts for $9 million.
Wylie Outpatient Medical Building
In April 2023, the Company acquired the remaining 80% interest in one of the outpatient medical buildings in the Ventures IV unconsolidated joint venture for $4 million (see Note 8). Concurrent with the acquisition, the Company began consolidating the building and recognized a gain upon change of control of $0.2 million, which is recorded in other income (expense), net.

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
2021 Real Estate Investment Acquisitions
In 2021, the Company closed the following lab acquisitions: (i) eight acquisitions in Cambridge, Massachusetts for $498 million, (ii) one acquisition in San Diego, California for $20 million, and (iii) 12 acres of land for $128 million in South San Francisco, California.
Also during 2021, the Company closed the following outpatient medical acquisitions: (i) one outpatient medical building in Nashville, Tennessee for $13 million, (ii) one outpatient medical building in Denver, Colorado for $38 million, (iii) a portfolio of 14 outpatient medical buildings for $371 million (the “Outpatient Medical Building Portfolio”), (iv) one outpatient medical building in Fort Lauderdale, Florida for $16 million, (v) one outpatient medical building in Wichita, Kansas for $50 million, (vi) three outpatient medical buildings in Morristown, New Jersey for $155 million, (vii) two outpatient medical buildings in Dallas, Texas for $60 million, (viii) one outpatient medical building in Seattle, Washington for $43 million, (ix) one outpatient medical building in New Orleans, Louisiana for $34 million, and (x) one outpatient medical building in Cambridge, Massachusetts for $55 million. In conjunction with the acquisition of the Outpatient Medical Building Portfolio, the Company originated $142 million of secured mortgage debt (see Note 10).
Development Activities
Construction, Tenant, and Other Capital Improvements
The following table summarizes the Company’s expenditures for construction, tenant improvements, and other capital improvements for its consolidated property investments, excluding expenditures related to properties classified as discontinued operations (in thousands):

	Year Ended December 31,
Segment	2023	2022	2021
Lab	$428,961	$658,542	$472,301
Outpatient medical	236,135	237,761	230,227
CCRC	109,465	65,691	57,192
	$774,561	$961,994	$759,720
NOTE 4.    Dispositions of Real Estate and Discontinued Operations

2023 Dispositions of Real Estate
During the three months ended March 31, 2023, the Company sold two lab buildings in Durham, North Carolina, which were classified as held for sale as of December 31, 2022, for $113 million, resulting in total gain on sales of $60 million. Also during the three months ended March 31, 2023, the Company sold two outpatient medical buildings for $32 million, resulting in total gain on sales of $21 million.
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
2021 Dispositions of Real Estate
Sunrise Senior Housing Portfolio
In January 2021, the Company sold a portfolio of 32 SHOP assets (the “Sunrise Senior Housing Portfolio”) for $664 million, resulting in an immaterial loss on sale, which is recognized in income (loss) from discontinued operations, and provided the buyer with: (i) financing of $410 million and (ii) a commitment to finance up to $92 million of additional debt for capital expenditures (see Note 7). Upon completion of the license transfer process in June 2021, the Company sold the two remaining Sunrise senior housing triple-net assets for $80 million, resulting in a gain on sale of $22 million, which is recognized in income (loss) from discontinued operations.
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
2021 Other Dispositions
In addition to the portfolio and individual sales discussed above, during the year ended December 31, 2021, the Company sold the following: (i) 15 SHOP assets for $169 million, (ii) 7 senior housing triple-net assets for $24 million, and (iii) 10 outpatient medical buildings and a portion of 1 outpatient medical land parcel for $68 million, resulting in total gain on sales of $58 million ($39 million of which is recognized in income (loss) from discontinued operations). In conjunction with one of the SHOP asset sales, mortgage debt held on the property with a carrying value of $36 million was assumed by the buyer.

Held for Sale and Discontinued Operations
As of December 31, 2023, two lab buildings and one outpatient medical building were classified as held for sale, with a carrying value of $118 million, primarily comprised of net real estate assets. As of December 31, 2023, liabilities related to the assets held for sale were $1 million. In January 2024, we sold a 65% interest in these two lab buildings (see Note 8). As of December 31, 2022, two lab buildings were classified as held for sale, with an aggregate carrying value of $50 million, primarily comprised of net real estate assets of $44 million. As of December 31, 2022, liabilities related to these assets held for sale were $4 million. These two lab buildings were sold during the three months ended March 31, 2023, as discussed above.
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
At each of December 31, 2023 and 2022, the total assets and total liabilities classified as discontinued operations were zero.
The results of discontinued operations during the years ended December 31, 2023, 2022, and 2021 are presented below (in thousands) and are included in the consolidated results of operations for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental and related revenues	$—	$—	$7,535
Resident fees and services	—	7,489	114,936
Total revenues	—	7,489	122,471
Costs and expenses:
Interest expense	—	—	3,900
Operating	—	6,452	122,571
Transaction and merger-related costs	—	—	76
Impairments and loan loss reserves (recoveries), net	—	—	32,736
Total costs and expenses	—	6,452	159,283
Other income (expense):
Gain (loss) on sales of real estate, net	—	1,344	414,721
Other income (expense), net	—	169	4,189
Total other income (expense), net	—	1,513	418,910
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	—	2,550	382,098
Income tax benefit (expense)	—	270	969
Equity income (loss) from unconsolidated joint ventures	—	64	5,135
Income (loss) from discontinued operations	$—	$2,884	$388,202
NOTE 5.    Impairments of Real Estate

2023 and 2022
During the years ended December 31, 2023 and 2022, the Company did not recognize any impairment charges.
2021
During the year ended December 31, 2021, the Company recognized an aggregate impairment charge of $22 million, which is reported in impairments and loan loss reserves (recoveries), net, related to: (i) three outpatient medical buildings that met the held for sale criteria during the year and (ii) one outpatient medical building held for use; the aggregate fair value of these four outpatient medical buildings was $14 million as of the related impairment assessment dates. For the three outpatient medical buildings that met the held for sale criteria during the year, the Company recognized an impairment charge of $5 million to write down the properties’ aggregate carrying value to their aggregate fair value, less estimated costs to sell. For the outpatient medical building held for use, the Company recognized a $17 million impairment charge in the fourth quarter of 2021 due to the demolition of the outpatient medical building for a future development project.

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
During the years ended December 31, 2023, 2022, and 2021, the fair value of the assets within each of the Company’s other reporting units was greater than the respective carrying value of the assets and related goodwill, and as a result, no impairment charges were recognized with respect to the other reporting units.
These fair value estimates primarily relied on a market approach, utilizing comparable market transactions, forecasted sales prices, and negotiations with prospective buyers. These estimates are considered to be Level 3 measurements within the fair value hierarchy, and are subject to inherent uncertainties.
Casualty-Related Charges
During the years ended December 31, 2023, 2022, and 2021, the Company recognized $(3) million, $6 million, and $5 million, respectively, of net casualty-related charges (recoveries). During the year ended December 31, 2023, such recoveries were primarily attributable to proceeds received for water damage at an outpatient medical building. During the year ended December 31, 2022, such charges were primarily attributable to damages as a result of Hurricane Ian. During the year ended December 31, 2021, such charges were primarily due to fire damage at one of the properties in the SWF SH JV and winter storm Uri. Casualty-related charges are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. Also during the years ended December 31, 2023, 2022, and 2021, the Company collected business interruption proceeds of $4 million, $3 million, and zero, respectively, which are recognized in rental and related revenues and resident fees and services on the Consolidated Statements of Operations.
Other Losses
During the year ended December 31, 2022, the Company recognized $14 million of expenses within other income (expense), net on the Consolidated Statements of Operations for tenant relocation and other costs associated with the demolition of an outpatient medical building.
See Note 7 for information related to the Company’s reserve for loan losses.

NOTE 6.    Leases

Lease Income
The following table summarizes the Company’s lease income, excluding discontinued operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Fixed income from operating leases	$1,236,502	$1,182,463	$1,087,683
Variable income from operating leases	395,303	359,312	290,701
Interest income from direct financing leases	—	1,168	8,702
Direct Financing Leases
2022 Direct Financing Lease Sale
During the first quarter of 2022, the Company sold its remaining hospital under a DFL for $68 million and recognized a gain on sale of $23 million, which is included in other income (expense), net. Therefore, at December 31, 2023 and 2022, the Company had no leases classified as a DFL.
Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received from tenants under non-cancelable operating leases as of December 31, 2023 (in thousands):

Year	Amount
2024	$1,135,628
2025	1,063,147
2026	975,246
2027	888,223
2028	788,742
Thereafter	2,818,655
$7,669,641
Tenant Purchase Options
Certain leases contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable are as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2024	$14,199	12
2025	14,244	16
2026	16,422	8
2027	8,116	5
2028	1,252	1
Thereafter	16,212	5
	$70,445	47
_______________________________________
(1)Represents the most recent month’s base rent including additional rent floors annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).

Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases, excluding lease costs related to discontinued operations (dollars in thousands):

	Year Ended December 31,
Lease Expense Information:	2023	2022	2021
Total lease expense	$17,010	$16,689	$14,442

Weighted Average Lease Term and Discount Rate:	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases(1)	51	51

Weighted average discount rate:
Operating leases	4.23%	4.20%
_______________________________________
(1)As of both December 31, 2023 and 2022, the weighted average remaining lease term including the Company’s options to extend its operating leases is 67 years.
The following table summarizes future minimum lease payments under non-cancelable ground and other operating leases included in the Company’s lease liability as of December 31, 2023 (in thousands):

Year	Amount
2024	$16,950
2025	12,399
2026	12,326
2027	12,321
2028	12,351
Thereafter	475,584
Undiscounted minimum lease payments included in the lease liability	541,931
Less: imputed interest	(335,188)
Present value of lease liability	$206,743
Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases, in certain situations, the Company owns and operates certain property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets, net within the Company’s Consolidated Balance Sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. Included within other assets, net as of both December 31, 2023 and 2022 is $10 million of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the years ended December 31, 2023, 2022, and 2021 is $3 million, $3 million, and $2 million, respectively, of depreciation expense related to corporate assets.
Denver Corporate Headquarters
During the year ended December 31, 2022, the Company recognized $7 million of charges in connection with the downsizing of the Company’s corporate headquarters in Denver, Colorado which are included in general and administrative expenses on the Consolidated Statements of Operations.

Tenant Updates
During the first quarter of 2023, the Company wrote off $9 million of straight-line rent receivable associated with four in-place operating leases with Sorrento Therapeutics, Inc. (“Sorrento”), which commenced voluntary reorganization proceedings (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code during the period. This write-off was recognized as a reduction in rental and related revenues on the Consolidated Statements of Operations. Subsequent to the write-off, revenue related to this tenant is recognized on a cash basis. Sorrento also had a single development lease with the Company, but had not taken occupancy at the time of the Filing. Subsequent to the Filing, the U.S. Bankruptcy Court approved Sorrento’s rejection of the development lease and three of the four operating leases, resulting in termination of these four leases during the year ended December 31, 2023. The Company filed proofs of claim for related damages during the year, $4 million of which was received by the Company by drawing on Sorrento’s related letters of credit and security deposits. These cash proceeds were recognized as rental revenue and lease termination fee income, which is included in rental and related revenues on the Consolidated Statements of Operations. Given the nature of bankruptcy proceedings, the probability, timing, or amount of the additional proceeds, if any, that the Company may ultimately receive in connection with the Company’s claims related to the rejected leases is uncertain. Accordingly, the Company has not recorded any estimated recoveries associated with these claims as of December 31, 2023.
On October 26, 2023, the Company amended its lease with Graphite Bio, Inc. (“Graphite Bio”) at one of its lab buildings in South San Francisco, California. Under the terms of the amended lease agreement, Graphite Bio’s lease expiration date was accelerated from April 2033 to December 2024 in exchange for an upfront cash payment of $37 million, comprised of a $21 million termination fee and $16 million prepayment of Graphite Bio's contractual rent through the amended term. The $37 million will be recognized as rental and related revenues on the Consolidated Statements of Operations on a straight-line basis through the amended term of the lease.
NOTE 7.    Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2023	2022
Secured loans(1)	$178,678	$350,837
CCRC resident loans	42,733	33,083
Unamortized discounts and fees	(131)	(808)
Reserve for loan losses	(2,830)	(8,280)
Loans receivable, net	$218,450	$374,832
_______________________________________
(1)At December 31, 2023 and 2022, the Company had $29 million and $40 million, respectively, remaining of commitments to fund additional loans for senior housing redevelopment and capital expenditure projects.
During the years ended December 31, 2023, 2022, and 2021, the Company recognized $22 million, $22 million, and $36 million, respectively, of interest income related to loans secured by real estate.
Sunrise Senior Housing Portfolio Seller Financing
In conjunction with the sale of 32 SHOP facilities for $664 million in January 2021 (see Note 4), the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The initial and additional financing is secured by the buyer’s equity ownership in each property. In June 2023, the interest rate on this secured loan was converted from a variable rate based on LIBOR to a variable rate based on Term SOFR (plus a 10 basis point adjustment related to SOFR transition).
In June 2021, February 2022, July 2022, and December 2022, the Company received principal repayments of $246 million, $8 million, $27 million, and $10 million, respectively, in conjunction with the disposition of the underlying collateral. In connection with these principal repayments, the additional financing available was reduced to $40 million, of which $11 million had been funded as of December 31, 2023. At December 31, 2023 and 2022, this secured loan had an outstanding principal balance of $131 million and $120 million, respectively.
In February 2024, the loan reached its maturity. The Company provided a short-term extension to the borrower, and the Company and the borrower are currently negotiating long-term refinance and extension terms.

Other Seller Financing
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021 (see Note 4), the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer’s equity ownership in each property. Upon maturity in January 2023, the borrower did not make the required principal repayment. In February 2023, the borrower made a partial principal repayment of $102 million and the remaining balance owed was refinanced with the Company. In connection with the refinance, the maturity date of the loan was extended to January 2024 and the interest rate on the loan was increased to a variable rate based on Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 6.0% for the first six months of the extended term, increasing to 7.0% for the last six months of the extended term. The Company also received a $1 million extension fee in connection with the refinance, which is recognized in interest income over the remaining term of the loan. At December 31, 2023 and 2022, this secured loan had an outstanding principal balance of $48 million and $150 million, respectively.
In January 2024, the loan was refinanced with the Company. In connection with the refinance, the maturity date of the loan was extended to January 2025. The interest rate on the loan will remain as Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 7.0% but is now subject to a fixed floor of 12%. The Company also received a $1 million extension fee in connection with the refinance, which is recognized in interest income over the remaining term of the loan.
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
2022 Other Loans Receivable Transactions
In May 2022, the Company received full repayment of the outstanding balance of one $2 million secured loan.
In November 2022, the Company received full repayment of the outstanding balance of one $1 million mezzanine loan.
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
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the resident’s previous home. At December 31, 2023 and 2022, the Company held $43 million and $33 million, respectively, of such notes receivable.
Loans Receivable Internal Ratings
Refer to Note 2 for a discussion of the Company’s quarterly review process over its loans receivable and the related internal ratings process. The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of December 31, 2023 (in thousands):

Investment Type	Year of Origination						Total
	2023	2022	2021(1)	2020	2019	Prior
Secured loans
Risk rating:
Performing loans	$—	$—	$175,717	$—	$—	$—	$175,717
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$—	$—	$175,717	$—	$—	$—	$175,717
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$42,132	$601	$—	$—	$—	$—	$42,733
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$42,132	$601	$—	$—	$—	$—	$42,733
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
_______________________________________
(1)Additional financing funded on the Sunrise Senior Housing Portfolio Seller Financing (as discussed above) is included in the year of origination of the initial financing.

Reserve for Loan Losses
Refer to Note 2 for a discussion of the Company’s assessment of current expected credit losses for loans receivable and unfunded loan commitments. The following table summarizes the Company’s reserve for loan losses (in thousands):

	December 31, 2023			December 31, 2022
	Secured Loans	Other(1)	Total	Secured Loans	Other(1)	Total
Reserve for loan losses, beginning of period	$8,280	$—	$8,280	$1,804	$9	$1,813
Provision for expected loan losses	2,088	—	2,088	6,527	7	6,534
Expected loan losses (recoveries) related to loans sold or repaid	(7,538)	—	(7,538)	(51)	(16)	(67)
Reserve for loan losses, end of period	$2,830	$—	$2,830	$8,280	$—	$8,280
_______________________________________
(1)Includes CCRC resident loans and other loan activity.
Additionally, at December 31, 2023 and 2022, a liability of $0.7 million and $0.8 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the year ended December 31, 2023 is primarily due to: (i) principal repayments on seller financing, (ii) increased interest rates on variable rate loans, and (iii) macroeconomic conditions.
NOTE 8. Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2023	2022
South San Francisco JVs(3)	Lab	7	70	$393,374	$309,969
SWF SH JV	Other	19	54	332,693	345,978
Lab JV	Lab	1	49	31,761	26,601
Needham Land Parcel JV(4)	Lab	—	38	17,084	15,391
Outpatient Medical JVs(5)	Outpatient medical	2	20 - 67	7,941	8,738
				$782,853	$706,677
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of December 31, 2023.
(3)Includes seven unconsolidated lab joint ventures in South San Francisco, California in which the Company holds a 70% ownership percentage in each joint venture. These joint ventures have been aggregated herein due to similarity of the investments and operations. See “South San Francisco JVs” below for further information.
(4)Land held for development is excluded from the property count as of December 31, 2023.
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
At December 31, 2023 and 2022, the aggregate unamortized basis difference of the Company’s investments in unconsolidated joint ventures of $49 million and $41 million, respectively, is primarily attributable to the difference between the amount for which the Company purchased its interest in the Lab JV and the historical carrying value of the net assets of the Lab JV and capitalized interest related to the redevelopment activities at the South San Francisco JVs. The differences are amortized over the remaining useful lives of the related assets and are included in equity income (loss) from unconsolidated joint ventures.

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
Callan Ridge JV
In December 2023, the Company entered into definitive agreements with a third party to sell a 65% interest in two lab buildings in San Diego, California. The Company received an $8 million nonrefundable deposit upon completion of due diligence in December 2023. As of December 31, 2023, these two lab buildings had a carrying value of $110 million and were classified as held for sale (see Note 4). In January 2024, the transaction closed and the Company received net proceeds of $128 million in connection with the sale of the 65% interest.
NOTE 9.    Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

	December 31,
Intangible lease assets	2023	2022(1)
Gross intangible lease assets	$739,228	$770,285
Accumulated depreciation and amortization	(425,072)	(352,224)
Intangible assets, net	$314,156	$418,061

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)Excludes intangible assets reported in assets held for sale of $2 million.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

	December 31,
Intangible lease liabilities	2023	2022
Gross intangible lease liabilities	$228,105	$237,464
Accumulated depreciation and amortization	(100,725)	(81,271)
Intangible liabilities, net	$127,380	$156,193

Weighted average remaining amortization period in years	7	7
The following table sets forth amortization related to intangible assets, net and intangible liabilities, net (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization expense related to amortization of lease-up intangibles(1)	$102,249	$104,885	$106,106
Rental and related revenues related to amortization of net below market lease liabilities(1)	27,012	24,640	20,597
_______________________________________
(1)Excludes amortization related to assets classified as discontinued operations.

During the year ended December 31, 2023, in conjunction with the Company’s acquisition of real estate, the Company acquired $0.5 million of intangible assets with a weighted average amortization period at acquisition of 5 years.
During the year ended December 31, 2022, in conjunction with the Company’s acquisitions of real estate, the Company acquired intangible assets of $7 million and intangible liabilities of $6 million. The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 7 years and 11 years, respectively.
The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter (in thousands):

	Rental and Related Revenues	Depreciation and Amortization
2024	$22,577	$95,208
2025	21,560	83,629
2026	19,071	51,580
2027	15,064	25,981
2028	11,945	16,216
Thereafter	29,909	34,288
	$120,126	$306,902
Goodwill
At each of December 31, 2023 and 2022, the Company’s goodwill balance was $18 million and is recognized in other assets, net on the Consolidated Balance Sheets. See Note 15 for goodwill attributable to the Company’s reportable segments. During the year ended December 31, 2021, the Company recognized a $29 million goodwill impairment charge, recognized within income (loss) from discontinued operations (see Note 5).
NOTE 10.    Debt

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
Bank Line of Credit and Term Loans
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from LIBOR to SOFR. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Additionally, the Revolving Facility includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions. Based on the Company’s credit ratings at December 31, 2023, and inclusive of achievement of a sustainability-linked metric, the margin on the Revolving Facility was 0.85% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of December 31, 2023 and 2022, the Company had no balance outstanding under the Revolving Facility.

On August 22, 2022, the Company executed a term loan agreement (the “Term Loan Agreement”) that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “Term Loan Facilities”). The Term Loan Facilities were available to be drawn from time to time during a 180-day period after closing, subject to customary borrowing conditions, and the Company drew the entirety of the $500 million under the Term Loan Facilities in October 2022. $250 million of the Term Loan Facilities has an initial stated maturity of 4.5 years, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the Term Loan Facilities has a stated maturity of 5 years with no option to extend. At each of December 31, 2023 and 2022, the Company had $500 million outstanding under the Term Loan Facilities.
Loans outstanding under the Term Loan Facilities accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Term Loan Agreement also includes a sustainability-linked pricing component whereby the applicable margin under the Term Loan Facilities may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of December 31, 2023, and inclusive of achievement of a sustainability-linked metric, the margin on the Term Loan Facilities was 0.94%. The Term Loan Agreement includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to an additional $500 million, subject to securing additional commitments.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 21). The Term Loan Facilities associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of December 31, 2023, the Term Loan Facilities had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
The Revolving Facility and Term Loan Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at December 31, 2023.
The Company has secured commitments for a $750 million five-year unsecured term loan (the “2024 Term Loan”), to be incurred as an incremental facility under the Term Loan Agreement. In January 2024, the Company entered into forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 21) that will effectively establish a fixed interest rate for the 2024 Term Loan at a blended contractual rate of 4.5%.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of December 31, 2023 and 2022, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. At December 31, 2023, the Company had $720 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 37 days and a weighted average interest rate of 5.70%. At December 31, 2022, the Company had $996 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately two months and a weighted average interest rate of 4.90%.
Senior Unsecured Notes
At December 31, 2023 and 2022, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.5 billion and $4.7 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2023.

The following table summarizes the Company’s senior unsecured notes issuances for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

Issue Date	Amount	Coupon Rate	Maturity Year
Year ended December 31, 2023:
January 17, 2023	$400,000	5.25%	2032
May 10, 2023(1)	350,000	5.25%	2032
Year ended December 31, 2021:
November 24, 2021(2)	500,000	2.13%	2028
July 12, 2021(2)	450,000	1.35%	2027
_______________________________________
(1)In May 2023, the Company issued $350 million of 5.25% senior unsecured notes due 2032, which constituted an additional issuance of, and are treated as a single series with, the $400 million of senior unsecured notes due 2032 issued in January 2023.
(2)In 2021, the Company completed two green bond offerings. The net proceeds from both green bonds have been allocated to eligible green projects, and the Company may choose to re-allocate net proceeds from such offerings to one or more other eligible green projects.
During the years ended December 31, 2023 and 2022, there were no repurchases or redemptions of senior unsecured notes.
The following table summarizes the Company’s senior unsecured notes repurchases and redemptions for the year ended December 31, 2021 (dollars in thousands):

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
Mortgage Debt
At December 31, 2023 and 2022, the Company had $255 million and $345 million, respectively, in aggregate principal of mortgage debt outstanding. At December 31, 2023, this mortgage debt was secured by 15 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $587 million. At December 31, 2022, this mortgage debt was secured by 15 outpatient medical buildings and 3 CCRCs, with an aggregate carrying value of $793 million.
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
During the years ended December 31, 2023, 2022, and 2021, the Company made aggregate principal repayments of mortgage debt of $90 million, $5 million, and $9 million, respectively (excluding mortgage debt on assets held for sale and discontinued operations). Included in the $90 million of aggregate principal repayments of mortgage debt for the year ended December 31, 2023 was an $85 million full principal repayment of mortgage debt secured by one CCRC that matured in December 2023.

The Company has $142 million of mortgage debt secured by a portfolio of 13 outpatient medical buildings that matures in May 2026 (see Note 3). In April 2022, the Company terminated its existing interest rate cap instruments associated with this variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026. In February 2023, the agreements associated with this variable rate mortgage debt were amended to change the interest rate benchmarks from LIBOR to SOFR, effective March 2023. Concurrently, the Company modified the related interest rate swap instruments to reflect the change in the interest rate benchmarks from LIBOR to SOFR (see Note 21). The variable rate mortgage debt associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2023 (dollars in thousands):

				Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loans	Amount	Interest Rate	Amount	Interest Rate	Total
2024	$—	$—	$—	$—	—%	$7,024	6.90%	$7,024
2025	—	—	—	800,000	3.92%	3,209	3.82%	803,209
2026	—	720,000	—	650,000	3.40%	244,523	4.44%	1,614,523
2027	—	—	500,000	450,000	1.54%	366	5.91%	950,366
2028	—	—	—	500,000	2.35%	—	—%	500,000
Thereafter	—	—	—	3,050,000	4.18%	—	—%	3,050,000
	—	720,000	500,000	5,450,000		255,122		6,925,122
Premiums, (discounts), and debt issuance costs, net	—	—	(3,176)	(46,622)		975		(48,823)
	$—	$720,000	$496,824	$5,403,378		$256,097		$6,876,299
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
(3)Effective interest rates on the mortgage debt range from 3.44% to 9.26% with a weighted average effective interest rate of 4.50% and a weighted average maturity of 3 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
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
Subsequent to December 31, 2023, in connection with the Mergers, three lawsuits have been filed by purported stockholders of the Company against the Company, members of the Company’s Board of Directors, and, with respect to one of such lawsuits, Physicians Realty Trust, challenging the disclosures made in the Initial Filing. No loss contingency has been recorded for these matters as of December 31, 2023. The Company believes that the lawsuits and demands are without merit, but cannot predict the outcome of these proceedings or reasonably estimate any potential loss at this time.
Additionally, four lawsuits have been filed by purported shareholders of Physicians Realty Trust against Physicians Realty Trust and the members of the Physicians Realty Trust board of trustees challenging the disclosures made in the Initial Filing. The plaintiffs in each action seek, among other things, to enjoin the Mergers and the transactions contemplated by the Merger Agreement and an award of costs and attorneys’ fees. In addition to such lawsuits, Physicians Realty Trust has received correspondence from multiple purported shareholders of Physicians Realty Trust alleging deficiencies regarding the disclosures made in the Initial Filing. Additional demands and lawsuits arising out of the Mergers may be made or filed in the future.

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
Additionally, the Company owns a 49% interest in the Lab JV (see Note 8). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.
Commitments
The following table summarizes the Company’s material commitments, excluding potential success-based fees as a result of the Mergers (see Note 1), obligations as the lessee under operating leases (see Note 6), commitments to fund additional loans for senior housing redevelopment and capital expenditure projects (see Note 7), debt service obligations (see Note 10), and potential future obligations related to redeemable noncontrolling interests (see Note 12) at December 31, 2023 (in thousands):

Amount
Development and redevelopment commitments(1)	$151,996
Lease and other contractual commitments(2)	27,655
$179,651
_______________________________________
(1)Represents construction and other commitments as of December 31, 2023 for developments and redevelopments in progress and includes allowances for Company-owned tenant improvements that the Company has provided as a lessor.
(2)Represents the Company’s commitments, as lessor, under signed leases and contracts for operating properties as of December 31, 2023 and includes allowances for Company-owned tenant improvements and leasing commissions. Excludes allowances for Company-owned tenant improvements related to developments and redevelopments in progress for which the Company has executed an agreement with a general contractor to complete the tenant improvements (recognized in the “Development and redevelopment commitments” line).
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

NOTE 12.    Equity and Redeemable Noncontrolling Interests

Dividends
On January 31, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on February 26, 2024 to stockholders of record as of the close of business on February 14, 2024.
During each of the years ended December 31, 2023, 2022, and 2021, the Company declared and paid common stock cash dividends of $1.20.
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
At December 31, 2023, $1.5 billion of the Company’s common stock remained available for sale under the 2023 ATM Program.
ATM Forward Contracts
During the year ended December 31, 2021, the Company utilized the forward provisions under the 2020 ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions. The Company did not enter into any forward contracts under the 2020 ATM Program during the year ended December 31, 2022. In December 2022, the Company settled all 9.1 million shares previously outstanding under ATM forward contracts at a weighted average net price of $34.01 per share, after commissions, resulting in net proceeds of $308 million. During the year ended December 31, 2023, the Company did not utilize the forward provisions under the ATM Programs.

ATM Direct Issuances
During each of the years ended December 31, 2023, 2022, and 2021, there were no direct issuances of shares of common stock under the ATM Programs.
Share Repurchase Program
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. In August 2022, the Company repurchased 2.1 million shares of its common stock at a weighted average price of $27.16 per share for a total of $56 million. During the year ended December 31, 2023, there were no repurchases under the Share Repurchase Program. Therefore, at December 31, 2023, $444 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program.
Other Common Stock Activities
The following table summarizes the Company’s other common stock activities (in thousands):

	Year Ended December 31,
	2023	2022	2021
Dividend Reinvestment and Stock Purchase Plan	$70	$59	$81
Conversion of DownREIT units	72	27	8
Exercise of stock options	—	—	97
Vesting of restricted stock units	613	820	924
Repurchase of common stock	241	2,418	418
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2023	2022
Unrealized gains (losses) on derivatives, net	$21,245	$30,145
Supplemental Executive Retirement Plan minimum liability	(1,874)	(2,011)
Total accumulated other comprehensive income (loss)	$19,371	$28,134
The Company has a defined benefit pension plan, known as the Supplemental Executive Retirement Plan, with one plan participant, a former Chief Executive Officer (“CEO”) of the Company who departed in 2003. Changes to the Supplemental Executive Retirement Plan minimum liability are reflected in other comprehensive income (loss).
Noncontrolling Interests
Redeemable Noncontrolling Interests
Arrangements with noncontrolling interest holders are assessed for appropriate balance sheet classification based on the redemption and other rights held by the noncontrolling interest holder. Certain of the Company’s noncontrolling interest holders have the ability to put their equity interests to the Company upon specified events or after the passage of a predetermined period of time (the “Option Requirements”). Each put option is payable in cash and subject to changes in redemption value in the event that the underlying property generates specified returns for the Company and meets certain promote thresholds pursuant to the respective agreements. Accordingly, the Company records redeemable noncontrolling interests outside of permanent equity and presents the redeemable noncontrolling interests at the greater of their carrying amount or redemption value at the end of each reporting period. In addition to the rights of the redeemable noncontrolling interest holders, once the Option Requirements have been met, the Company has the ability to buy out the interests of the noncontrolling interest holders.

As of December 31, 2023, three of the redeemable noncontrolling interests met the conditions for redemption, but were not yet exercised. The one remaining redeemable noncontrolling interest met the redemption conditions in January 2024. The values of the redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date.
Healthpeak OP
Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, OP Unitholders were issued approximately 2 million OP Units during the year ended December 31, 2023, all of which were LTIP Units (as defined below, see also Note 14). When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. None of the outstanding OP Units met the criteria for redemption as of December 31, 2023.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At December 31, 2023, there were approximately 5 million DownREIT units (7 million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At December 31, 2023, the carrying and market values of the 5 million DownREIT units were $199 million and $143 million, respectively. At December 31, 2022, the carrying and market values of the 5 million DownREIT units were $200 million and $183 million, respectively.
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

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator
Income (loss) from continuing operations	$334,757	$513,540	$137,728
Noncontrolling interests’ share in continuing operations	(28,748)	(15,975)	(17,851)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	306,009	497,565	119,877
Less: Participating securities’ share in continuing operations	(1,725)	(2,657)	(3,269)
Income (loss) from continuing operations applicable to common shares	304,284	494,908	116,608
Income (loss) from discontinued operations	—	2,884	388,202
Noncontrolling interests’ share in discontinued operations	—	—	(2,539)
Net income (loss) applicable to common shares - basic and diluted	$304,284	$497,792	$502,271
Denominator
Basic weighted average shares outstanding	547,006	538,809	538,930
Dilutive potential common shares - equity awards(1)	269	338	310
Dilutive potential common shares - forward equity agreements(2)	—	—	1
Diluted weighted average common shares	547,275	539,147	539,241
Basic earnings (loss) per common share
Continuing operations	$0.56	$0.92	$0.22
Discontinued operations	—	0.00	0.71
Net income (loss) applicable to common shares	$0.56	$0.92	$0.93
Diluted earnings (loss) per common share
Continuing operations	$0.56	$0.92	$0.22
Discontinued operations	—	0.00	0.71
Net income (loss) applicable to common shares	$0.56	$0.92	$0.93
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the year ended December 31, 2023, forward equity sales agreements had no dilutive impact as no shares were outstanding under ATM forward contracts during the year. For the year ended December 31, 2022, all 9.1 million shares that were settled during the year then ended were anti-dilutive. For the year ended December 31, 2021, represents the dilutive impact of 9.1 million shares that were not settled during the year then ended.
For each of the years ended December 31, 2023, 2022, and 2021, all 7 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.

NOTE 14.    Compensation Plans

Stock-Based Compensation
On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (the “2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan, which was amended and restated in 2019 and further amended in 2023 (the “2014 Plan”). Following the adoption of the 2014 Plan, no new awards were issued under the 2006 Plan. On April 27, 2023, the Company’s stockholders approved the 2023 Performance Plan (the “2023 Plan” and collectively with the 2006 Plan and the 2014 Plan, the “Plans”). Following the adoption of the 2023 Plan, no new awards may be issued under the 2014 Plan. The Plans provide for the granting of stock-based compensation to officers, employees, and directors, including stock options, restricted stock, restricted stock units, and with respect to the 2014 and 2023 Plans, profits interests in Healthpeak OP (“LTIP Units”). The maximum number of shares reserved for awards under the 2023 Plan is 31 million shares, and, as of December 31, 2023, 31 million of the reserved shares under the 2023 Plan are available for future awards, of which 21 million shares may be issued as restricted stock, restricted stock units, or LTIP Units.
Restricted Stock Units
Under the Plans, time-based restricted stock units and market-based restricted stock units (collectively, “Restricted Stock Units”) are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. Restrictions on certain awards generally lapse, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control, or other specified events. The fair market value of Restricted Stock Units is expensed over the period of vesting. Time-based restricted stock units, which vest based solely upon passage of time, generally vest on a graded schedule over a period of three to five years. The fair value of time-based restricted stock units is determined based on the closing market price of the Company’s shares on the grant date. Market-based restricted stock units, which vest dependent upon attainment of total shareholder return (“TSR”) performance that equal or exceed threshold levels as measured against certain peer and industry benchmarks, generally vest in their entirety at the end of a three-year performance period. The number of shares that ultimately vest based on performance can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of market-based restricted stock units is determined based on the Monte Carlo valuation model primarily using the following assumptions for awards granted during the years ended December 31, 2023, 2022, and 2021, respectively: (i) expected term of 3 years, 3 years, and 3 years (equal to the remaining performance period at the grant date), (ii) historical volatility of 33.0%, 38.9%, and 39.1%, (iii) dividend yield of 4.4%, 3.5%, and 4.0%, (iv) risk-free rate of 4.4%, 1.8%, and 0.2%, and (v) post-vesting restrictions discount of 10.0%, 5.8%, and 12.9%. The total grant date fair value of time-based restricted stock units and market-based restricted stock units granted during the years ended December 31, 2023, 2022, and 2021 was $9 million, $27 million, and $23 million, respectively. The total fair value (at vesting) of time-based restricted stock units and market-based restricted stock units that vested during the years ended December 31, 2023, 2022, and 2021 was $16 million, $27 million, and $29 million, respectively.
Upon vesting of Restricted Stock Units, the participant is required to pay the related tax withholding obligation, as applicable. The Company reduces the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2023, 2022, and 2021, the Company withheld 241,000, 356,000, and 418,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the Restricted Stock Units.
LTIP Units
During the year ended December 31, 2023, approximately 2 million LTIP Units were issued to officers of the Company. These awards are designed to qualify as “profits interests” in Healthpeak OP for federal income tax purposes. Such interests are initially not economically equivalent in value to a share of common stock until reaching one-for-one parity with the Company’s common stock, subject to any vesting conditions applicable to the award. When certain conditions are met, LTIP Units are converted to common units, which may then be redeemed for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP (see also Note 12).

Under the Plans, time-based LTIP Units and market-based LTIP Units (collectively, “LTIP Units”), are granted subject to certain restrictions. Time-based LTIP Units, which vest solely upon passage of time, generally vest over a period of three to six years. The fair value of the time-based LTIP Units is determined based on the closing market price of the Company’s shares on the grant date less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the time-based LTIP Units reaching parity. The market-based LTIP Units are granted at the maximum potential payout, inclusive of expected distributions during the performance period. Market-based LTIP Units, which vest dependent upon attainment of various levels of TSR performance that equal or exceed threshold levels as measured against certain peer and industry benchmarks, generally vest in their entirety at the end of a three-year performance period. The number of market-based LTIP Units that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria, and any difference from the original grant are forfeited. The fair value of market-based LTIP Units granted during the year ended December 31, 2023 is determined based on the Monte Carlo valuation model using the same assumptions as market-based restricted stock units described above less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the market-based LTIP Units reaching parity with the value of the Company’s common stock and the vesting terms of the awards. The total grant date fair value of LTIP Units granted during the year ended December 31, 2023 was $29 million. The total fair value (at vesting) of LTIP Units that vested during the year ended December 31, 2023 was $2 million.
Dividends and Distributions
Holders of time-based restricted stock units and time-based LTIP Units are generally entitled to receive dividends and distributions, respectively, equal to the amount that would be paid on an equivalent number of shares of common stock. Market-based restricted stock units receive cumulative cash dividends upon vesting for the entirety of the performance period based on the level of achievement of the performance criteria. The market-based LTIP Units receive cash distributions equal to 10% of the quarterly dividends paid on the Company’s common stock during the performance period. Based on the level of achievement of the performance criteria at the end of the performance period, the market-based LTIP Units receive distributions in the form of additional LTIP Units for amounts ultimately vested during the performance period, less cash distributions already paid.
Stock Options
There have been no grants of stock options since 2014. Stock options outstanding and exercisable were 0.2 million at December 31, 2023 and 0.3 million at December 31, 2022. There were no stock options exercised under the Plans for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, proceeds received from stock options exercised under the Plans was $3 million. No compensation cost related to stock options was incurred during the years ended December 31, 2023, 2022, and 2021.
The following table summarizes Restricted Stock Unit and LTIP Unit activity for the year ended December 31, 2023 (units in thousands):

	Restricted Stock Units		LTIP Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	1,709	$33.66	—	$—
Granted	393	28.12	1,970	14.66
Vested	(613)	37.97	(76)	24.56
Forfeited	(610)	31.16	—	—
Unvested at December 31, 2023	879	$29.91	1,894	$14.26
Total stock-based compensation cost was $19 million, $32 million, and $23 million for the years ended December 31, 2023, 2022, and 2021, respectively, which was recognized in general and administrative expenses. The year ended December 31, 2022 included $10 million of severance-related charges resulting from a decrease in the requisite service period of restricted stock units associated with the Company's former CEO, as further described below. Of the total stock-based compensation cost, $4 million, $4 million, and $3 million was capitalized as part of real estate for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $20 million of future expenses related to unvested stock-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of 1.5 years associated with future employee service. Compensation cost recognized for all Restricted Stock Units and LTIP Units is net of actual forfeitures.

Departure of Executives
On October 6, 2022, the Company and Thomas M. Herzog mutually agreed that Mr. Herzog would step down from his position as CEO and from the board of directors of the Company, effective immediately. On November 1, 2022, the Company and Troy E. McHenry mutually agreed that Mr. McHenry would step down from his position as Chief Legal Officer and General Counsel, effective immediately. During the fourth quarter of 2022, the Company recognized total severance-related charges of $33 million in general and administrative expenses on the Consolidated Statements of Operations, $10 million of which related to a decrease in the requisite service period of Restricted Stock Units as discussed above. These Restricted Stock Units continue to vest in accordance with the original terms of the grants. As of December 31, 2023, and 2022, $8 million and $15 million of these severance-related charges have not yet been paid and were included in accounts payable, accrued liabilities, and other liabilities on the Consolidated Balance Sheets.
NOTE 15.    Segment Disclosures

The Company’s reportable segments, based on how its CODM evaluates the business and allocates resources, are as follows: (i) lab, (ii) outpatient medical, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of the Company’s interests in an unconsolidated JV that owns 19 senior housing assets (the “SWF SH JV”), loans receivable, and marketable debt securities. These marketable debt securities matured on December 31, 2022, and the Company received the related proceeds in January 2023. Non-reportable segments have been presented on an aggregate basis within the Notes to the Consolidated Financial Statements herein. The accounting policies of the segments are the same as those described in the Company’s Summary of Significant Accounting Policies (see Note 2).
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

The following tables summarize information for the reportable segments (in thousands):
For the year ended December 31, 2023:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$878,326	$753,479	$527,417	$21,781	$—	$2,181,003
Government grant income(1)	—	—	184	—	—	184
Less: Interest income	—	—	—	(21,781)	—	(21,781)
Healthpeak’s share of unconsolidated joint venture total revenues	9,924	3,033	—	82,426	—	95,383
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	229	—	229
Noncontrolling interests’ share of consolidated joint venture total revenues	(619)	(35,073)	—	—	—	(35,692)
Operating expenses	(229,630)	(263,132)	(413,472)	—	4,174	(902,060)
Healthpeak’s share of unconsolidated joint venture operating expenses	(4,092)	(1,189)	—	(60,811)	—	(66,092)
Noncontrolling interests’ share of consolidated joint venture operating expenses	156	9,921	—	—	—	10,077
Adjustments to NOI(2)	(36,524)	(14,314)	(1,618)	366	(4,174)	(56,264)
Adjusted NOI	617,541	452,725	112,511	22,210	—	1,204,987
Plus: Adjustments to NOI(2)	36,524	14,314	1,618	(366)	4,174	56,264
Interest income	—	—	—	21,781	—	21,781
Interest expense	—	(7,770)	(7,010)	—	(185,551)	(200,331)
Depreciation and amortization	(328,349)	(289,683)	(131,869)	—	—	(749,901)
General and administrative	—	—	—	—	(95,132)	(95,132)
Transaction and merger-related costs	(333)	(1,120)	(1,881)	—	(14,181)	(17,515)
Impairments and loan loss reserves, net	—	—	—	5,601	—	5,601
Gain (loss) on sales of real estate, net	60,498	21,312	—	4,653	—	86,463
Other income (expense), net	7	2,697	228	(81)	3,957	6,808
Less: Government grant income	—	—	(184)	—	—	(184)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(5,832)	(1,844)	—	(21,844)	—	(29,520)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	463	25,152	—	—	—	25,615
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	380,519	215,783	(26,587)	31,954	(286,733)	314,936
Income tax benefit (expense)	—	—	—	—	9,617	9,617
Equity income (loss) from unconsolidated joint ventures	4,540	835	—	4,829	—	10,204
Income (loss) from continuing operations	385,059	216,618	(26,587)	36,783	(277,116)	334,757
Income (loss) from discontinued operations	—	—	—	—	—	—
Net income (loss)	$385,059	$216,618	$(26,587)	$36,783	$(277,116)	$334,757
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

For the year ended December 31, 2022:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$817,573	$725,370	$494,935	$23,300	$—	$2,061,178
Government grant income(1)	—	—	6,765	—	—	6,765
Less: Interest income	—	—	—	(23,300)	—	(23,300)
Healthpeak’s share of unconsolidated joint venture total revenues	9,921	2,999	—	73,885	—	86,805
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	380	498	—	878
Noncontrolling interests’ share of consolidated joint venture total revenues	(268)	(35,717)	—	—	—	(35,985)
Operating expenses	(209,143)	(253,309)	(400,539)	—	—	(862,991)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,883)	(1,178)	—	(57,632)	—	(61,693)
Noncontrolling interests’ share of consolidated joint venture operating expenses	87	10,317	—	—	—	10,404
Adjustments to NOI(2)	(62,754)	(15,513)	2,300	169	—	(75,798)
Adjusted NOI	552,533	432,969	103,841	16,920	—	1,106,263
Plus: Adjustments to NOI(2)	62,754	15,513	(2,300)	(169)	—	75,798
Interest income	—	—	—	23,300	—	23,300
Interest expense	—	(6,900)	(7,509)	—	(158,535)	(172,944)
Depreciation and amortization	(302,649)	(279,546)	(128,374)	—	—	(710,569)
General and administrative	—	—	—	—	(131,033)	(131,033)
Transaction and merger-related costs	(387)	(1,255)	(725)	—	(2,486)	(4,853)
Impairments and loan loss reserves, net	—	—	—	(7,004)	—	(7,004)
Gain (loss) on sales of real estate, net	3,744	10,659	—	(5,325)	—	9,078
Other income (expense), net	311,939	12,709	(1,380)	(13)	3,013	326,268
Less: Government grant income	—	—	(6,765)	—	—	(6,765)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(7,038)	(1,821)	(380)	(16,751)	—	(25,990)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	181	25,400	—	—	—	25,581
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	621,077	207,728	(43,592)	10,958	(289,041)	507,130
Income tax benefit (expense)	—	—	—	—	4,425	4,425
Equity income (loss) from unconsolidated joint ventures	(972)	852	539	1,566	—	1,985
Income (loss) from continuing operations	620,105	208,580	(43,053)	12,524	(284,616)	513,540
Income (loss) from discontinued operations	—	—	—	—	2,884	2,884
Net income (loss)	$620,105	$208,580	$(43,053)	$12,524	$(281,732)	$516,424
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

For the year ended December 31, 2021:

	Lab	Outpatient Medical	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$715,844	$671,242	$471,325	$37,773	$—	$1,896,184
Government grant income(1)	—	—	1,412	—	—	1,412
Less: Interest income	—	—	—	(37,773)	—	(37,773)
Healthpeak’s share of unconsolidated joint venture total revenues	5,757	2,882	6,903	67,835	—	83,377
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	200	1,549	—	1,749
Noncontrolling interests’ share of consolidated joint venture total revenues	(292)	(35,363)	—	—	—	(35,655)
Operating expenses	(169,044)	(223,383)	(380,865)	13	—	(773,279)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,836)	(1,174)	(6,639)	(51,866)	—	(61,515)
Noncontrolling interests’ share of consolidated joint venture operating expenses	87	10,071	—	—	—	10,158
Adjustments to NOI(2)	(46,589)	(11,118)	3,241	(47)	—	(54,513)
Adjusted NOI	503,927	413,157	95,577	17,484	—	1,030,145
Plus: Adjustments to NOI(2)	46,589	11,118	(3,241)	47	—	54,513
Interest income	—	—	—	37,773	—	37,773
Interest expense	(232)	(2,837)	(7,701)	—	(147,210)	(157,980)
Depreciation and amortization	(303,196)	(255,746)	(125,344)	—	—	(684,286)
General and administrative	—	—	—	—	(98,303)	(98,303)
Transaction and merger-related costs	(24)	(323)	(1,445)	(49)	—	(1,841)
Impairments and loan loss reserves, net	—	(21,577)	—	(1,583)	—	(23,160)
Gain (loss) on sales of real estate, net	—	190,590	—	—	—	190,590
Gain (loss) on debt extinguishments	—	—	—	—	(225,824)	(225,824)
Other income (expense), net	55	(2,725)	2,141	486	6,309	6,266
Less: Government grant income	—	—	(1,412)	—	—	(1,412)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(3,921)	(1,708)	(464)	(17,518)	—	(23,611)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	205	25,292	—	—	—	25,497
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	243,403	355,241	(41,889)	36,640	(465,028)	128,367
Income tax benefit (expense)	—	—	—	—	3,261	3,261
Equity income (loss) from unconsolidated joint ventures	1,118	794	1,484	2,704	—	6,100
Income (loss) from continuing operations	244,521	356,035	(40,405)	39,344	(461,767)	137,728
Income (loss) from discontinued operations	—	—	—	—	388,202	388,202
Net income (loss)	$244,521	$356,035	$(40,405)	$39,344	$(73,565)	$525,930
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

The following table summarizes the Company’s total assets by segment (in thousands):

	December 31,
Segment	2023	2022
Lab	$9,313,395	$9,019,271
Outpatient medical	6,376,191	6,291,986
CCRC	2,369,883	2,276,898
Reportable segment assets	18,059,469	17,588,155
Accumulated depreciation and amortization	(4,017,023)	(3,540,362)
Net reportable segment assets	14,042,446	14,047,793
Other non-reportable segment assets	553,031	744,550
Assets held for sale, net	117,986	49,866
Other non-segment assets	985,387	929,020
Total assets	$15,698,850	$15,771,229
See Notes 3, 4, 5, 6, 7, 8, and 18 for significant transactions impacting the Company’s segment assets during the periods presented.
At each of December 31, 2023 and 2022, goodwill of $18 million was allocated to the Company’s segment assets as follows: (i) $14 million for outpatient medical, (ii) $2 million for CCRC, and (iii) $2 million for other non-reportable.
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
The following table shows the characterization of the Company’s annual common stock distributions per share:

	Year Ended December 31,
	2023	2022	2021
Ordinary dividends(1)	$0.909692	$0.872948	$0.152336
Capital gains(2)(3)	0.116992	0.183208	0.379960
Nondividend distributions	0.173316	0.143844	0.667704
	$1.200000	$1.200000	$1.200000
_______________________________________
(1)For the year ended December 31, 2023, the amount includes $0.882312 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.027380 of qualified dividend income for purposes of Code Section 1(h)(11). For the year ended December 31, 2022, all $0.872948 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2021, the amount includes $0.137064 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.015272 of qualified dividend income for purposes of Code Section 1(h)(11).
(2)For the years ended December 31, 2023, 2022, and 2021, the amount includes $0.036256, $0.017760, and $0.379960, respectively, of unrecaptured Code Section 1250 gain. Pursuant to Treasury Regulation Section 1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” For the year ended December 31, 2023, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains. For the year ended December 31, 2022, the “One Year Amounts” and “Three Year Amounts” are each 89.6708% of the total capital gain distributions and the remaining capital gain distributions are attributable to Code Section 1231 gains, which are not subject to Code Section 1061. For the year ended December 31, 2021, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains.
(3)For the years ended December 31, 2023, 2022, and 2021, 100%, 10.3292%, and 100%, respectively, of the capital gain distributions represent gains from dispositions of U.S. real property interests pursuant to Code Section 897 for foreign shareholders.

The Company’s pretax income (loss) from continuing operations for the years ended December 31, 2023, 2022, and 2021 was $325 million, $509 million, and $134 million, respectively, of which $318 million, $527 million, and $150 million was attributable to the REIT entities for the years then ended. The TRS entities subject to tax reported income (losses) before income taxes from continuing operations of $7 million, $(18) million, and $(16) million for the years ended December 31, 2023, 2022, and 2021, respectively.
The total income tax benefit (expense) from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$(1,663)	$(632)	$(126)
State	(3,325)	(689)	(1,003)
Total current	$(4,988)	$(1,321)	$(1,129)

Deferred
Federal	$11,682	$3,157	$3,469
State	2,923	2,589	921
Total deferred	$14,605	$5,746	$4,390

Total income tax benefit (expense) from continuing operations	$9,617	$4,425	$3,261
The Company’s income tax benefit from discontinued operations was zero, $0.3 million, and $1 million for the years ended December 31, 2023, 2022, and 2021, respectively (see Note 4).
The following table reconciles income tax benefit (expense) from continuing operations at statutory rates to actual income tax benefit (expense) recorded (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax benefit (expense) at U.S. federal statutory income tax rate on income or loss subject to tax	$(1,404)	$3,698	$3,345
State income tax benefit (expense), net of federal tax	(1,035)	911	706
Gross receipts and margin taxes	(1,647)	(956)	(989)
Return to provision adjustments	(90)	1,260	(4)
Change in valuation allowance for deferred tax assets	13,797	194	203
Change in tax status of TRS	(4)	(682)	—
Total income tax benefit (expense) from continuing operations	$9,617	$4,425	$3,261

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of the Company’s deferred tax assets and liabilities from continuing operations (in thousands):

	December 31,
	2023	2022	2021
Deferred tax assets:
Deferred revenue	$103,530	$102,504	$104,397
Net operating loss carryforward	54,136	62,280	71,744
Expense accruals	12,324	12,399	14,229
Real estate	850	150	129
Other	58	689	—
Total deferred tax assets	170,898	178,022	190,499
Valuation allowance	(13,004)	(26,098)	(35,772)
Deferred tax assets, net of valuation allowance	$157,894	$151,924	$154,727
Deferred tax liabilities:
Real estate	$43,488	$52,266	$61,097
Other	818	674	648
Deferred tax liabilities	$44,306	$52,940	$61,745

Net deferred tax assets	$113,588	$98,984	$92,982
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
As of December 31, 2021 and 2022, the Company recorded a valuation allowance against certain SHOP deferred tax assets generated by net operating losses of its TRS entities. During the year ended December 31, 2023, the Company concluded that it was more likely than not that certain deferred tax assets (primarily net operating loss carryforwards) would be realized. This conclusion was based on recent revisions to estimates of future taxable income for certain TRS entities in connection with the Callan Ridge JV transaction (see also Notes 4 and 8). Accordingly, the Company reversed its deferred tax asset valuation allowance and recognized an income tax benefit of $14 million during the year ended December 31, 2023. As of December 31, 2023, 2022, and 2021, the Company had a deferred tax asset valuation allowance of $13 million, $26 million, and $36 million, respectively.
At December 31, 2023, the Company had a net operating loss (“NOL”) carryforward of $216 million related to the TRS entities. If unused, $15 million will begin to expire in 2035. The remainder, totaling $201 million, may be carried forward indefinitely.
The following table summarizes the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2023	2022	2021
Total unrecognized tax benefits at January 1	$—	$469	$469
Gross amount of decreases for prior years’ tax positions	—	(469)	—
Total unrecognized tax benefits at December 31	$—	$—	$469
For the years ended December 31, 2023 and 2022, the Company had no unrecognized tax benefits. For the year ended December 31, 2021, the Company had unrecognized tax benefits of $0.5 million, that, if recognized, would reduce the annual effective tax rate.
The Company files numerous U.S. federal, state, and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2020.

NOTE 17.    Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Interest paid, net of capitalized interest	$188,213	$162,115	$173,044
Income taxes paid (refunded)	1,923	(1,903)	4,521
Capitalized interest	56,849	41,046	24,084
Cash paid for amounts included in the measurement of lease liability for operating leases	21,488	12,594	10,620
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	3,951	9,454	28,866
Decrease in ROU asset with corresponding change in lease liability related to operating leases	—	—	8,410
Accrued construction costs	105,572	178,626	179,995
Net noncash impact from the consolidation of property previously held in an unconsolidated joint venture	993	—	—
Retained investment in connection with South San Francisco JVs transaction	—	293,265	—
Seller financing provided on disposition of real estate asset	—	—	559,745
Carrying value of mortgages assumed by buyer in real estate dispositions	—	—	143,676
See Note 8 for discussion of the South San Francisco JVs transaction.
Operating, investing, and financing cash flows in the Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. The following table summarizes certain cash flow information related to discontinued operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Leasing costs, tenant improvements, and recurring capital expenditures	$—	$21	$2,636
Development, redevelopment, and other major improvements of real estate	—	18	5,780
Depreciation and amortization of real estate, in-place lease, and other intangibles	—	—	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	Continuing operations			Discontinued operations			Total
Beginning of year:
Cash and cash equivalents	$72,032	$158,287	$44,226	$—	$7,707	$53,085	$72,032	$165,994	$97,311
Restricted cash	54,802	53,454	67,206	—	—	17,168	54,802	53,454	84,374
Cash, cash equivalents, and restricted cash	$126,834	$211,741	$111,432	$—	$7,707	$70,253	$126,834	$219,448	$181,685
End of year:
Cash and cash equivalents	$117,635	$72,032	$158,287	$—	$—	$7,707	$117,635	$72,032	$165,994
Restricted cash	51,388	54,802	53,454	—	—	—	51,388	54,802	53,454
Cash, cash equivalents, and restricted cash	$169,023	$126,834	$211,741	$—	$—	$7,707	$169,023	$126,834	$219,448

NOTE 18.    Variable Interest Entities

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
Unconsolidated Variable Interest Entities
At December 31, 2023, the Company had investments in two unconsolidated VIE joint ventures. At December 31, 2022, the Company had investments in: (i) two unconsolidated VIE joint ventures and (ii) marketable debt securities of one VIE. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC Investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
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
Needham Land Parcel JV. In December 2021, the Company acquired a 38% interest in a lab development joint venture in Needham, Massachusetts for $13 million. Current equity at risk is not sufficient to finance the joint venture’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments). See Note 8 for additional descriptions of the nature, purpose, and operating activities of this unconsolidated VIE and interests therein.
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
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2023 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment	Other assets, net	$14,985
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	17,084
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of December 31, 2023, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at December 31, 2023 and 2022 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
Lab JVs. The Company holds a 98% or greater ownership interest in multiple joint venture entities that own and lease lab buildings (the “Lab JVs”). The Lab JVs are VIEs as the members share in certain decisions of the entities, but substantially all of the activities are performed on behalf of the Company. The Company consolidates the Lab JVs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Lab JVs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties. Assets generated by the Lab JVs may only be used to settle their contractual obligations. Refer to Note 12 for a discussion of certain put options associated with the Lab JVs.
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
DownREITs. The Company holds a controlling ownership interest in and is the managing member of seven DownREITs. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
Other Consolidated Real Estate Partnerships. The Company holds a controlling ownership interest in and is the general partner (or managing member) of multiple partnerships that own and lease real estate assets (the “Partnerships”). The Company classifies the Partnerships as VIEs due to the limited partners (non-managing members) lacking substantive participation rights in the management of the Partnerships or kick-out rights over the general partner (managing member). The Company consolidates the Partnerships as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the Partnerships primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of debt service payments and capital expenditures for the properties. Assets generated by the Partnerships (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	December 31,
	2023	2022
Assets
Buildings and improvements	$2,392,375	$2,356,905
Development costs and construction in progress	47,481	58,499
Land and improvements	307,166	324,714
Accumulated depreciation and amortization	(665,791)	(623,244)
Net real estate	2,081,231	2,116,874
Accounts receivable, net	5,906	6,893
Cash and cash equivalents	18,410	20,586
Restricted cash	613	354
Intangible assets, net	56,975	73,860
Assets held for sale, net	—	30,355
Right-of-use asset, net	97,575	99,376
Other assets, net	79,248	73,690
Total assets	$2,339,958	$2,421,988
Liabilities
Mortgage debt	$144,874	$144,604
Intangible liabilities, net	11,884	15,066
Liabilities related to assets held for sale, net	—	401
Lease liability	99,725	99,039
Accounts payable, accrued liabilities, and other liabilities	54,975	68,979
Deferred revenue	48,316	39,661
Total liabilities	$359,774	$367,750
Total assets and total liabilities related to assets held for sale include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	December 31,
	2023	2022
Assets
Buildings and improvements	$—	$39,934
Land and improvements	—	1,926
Accumulated depreciation and amortization	—	(15,612)
Net real estate	—	26,248
Intangible assets, net	—	215
Other assets, net	—	3,892
Total assets	$—	$30,355
Liabilities
Deferred revenue	—	401
Total liabilities	$—	$401

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
The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented for the gross assets and revenues that are associated with certain real estate assets as percentages of the Company’s total assets and revenues, excluding discontinued operations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2023	2022	2023	2022	2021
California	38	37	31	31	28
Florida	10	10	18	18	17
Texas	10	10	11	11	11
Massachusetts	17	17	11	10	9
The Company’s rental revenue is generated from multiple tenants across its diverse portfolio. As of December 31, 2023, the Company’s largest tenant in its outpatient medical and lab segments accounted for 8% and 2%, respectively, of the Company’s total revenues.
NOTE 20.    Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	December 31,
	2023(3)		2022(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$218,450	$218,450	$374,832	$369,425
Marketable debt securities(2)	—	—	21,702	21,702
Interest rate swap instruments(2)	21,359	21,359	30,259	30,259
Bank line of credit and commercial paper(2)	720,000	720,000	995,606	995,606
Term loans(2)	496,824	496,824	495,957	495,957
Senior unsecured notes(1)	5,403,378	5,144,667	4,659,451	4,238,124
Mortgage debt(2)	256,097	244,135	346,599	330,867
_______________________________________
(1)Level 1: Fair value is calculated based on quoted prices in active markets.
(2)Level 2: Fair value is based on (i) for loans receivable, net, interest rate swap instruments, and mortgage debt, standardized pricing models in which significant inputs or value drivers are observable in active markets, respectively, or (ii) for marketable debt securities, quoted prices for similar or identical instruments in active or inactive markets. For bank line of credit, commercial paper, and term loans, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.
(3)During the years ended December 31, 2023 and 2022, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 21.    Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At December 31, 2023, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $18 million.
In April 2021, the Company executed two interest rate cap instruments on $142 million of variable rate mortgage debt secured by a portfolio of outpatient medical buildings (see Note 10). During the year ended December 31, 2022, the Company recognized a $2 million increase in the fair value of the interest rate cap instruments within other income (expense), net. In April 2022, the Company terminated these interest rate cap instruments and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026. In February 2023, the Company modified these two interest rate swap instruments to reflect the change in the related variable rate mortgage debt’s interest rate benchmarks from LIBOR to SOFR (see Note 10). The Company applied certain practical expedients provided by the reference rate reform ASUs in connection with the modifications to these cash flow hedges (see Note 2).
In August 2022, the Company entered into two forward-starting interest rate swap instruments on the $500 million aggregate principal amount of the Term Loan Facilities (see Note 10). The interest rate swap instruments are designated as cash flow hedges.
The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered	Maturity Date	Hedge Designation	Notional Amount	Pay Rate(1)	Receive Rate(1)	December 31, 2023	December 31, 2022
April 2022(3)	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$1,602	$2,300
April 2022(3)	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	2,851	4,096
August 2022(3)	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	7,933	11,299
August 2022(3)	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	8,973	12,564
_____________________________
(1)Pay rates and receive rates are as of December 31, 2023. As of December 31, 2022, the interest rate swap instrument with a $51 million notional amount had a pay rate of 5.08% and a receive rate of 1 mo. USD-LIBOR-BBA + 2.50%. As of December 31, 2022, the interest rate swap instrument with a $91 million notional amount had a pay rate of 4.63% and a receive rate of 1 mo. USD-LIBOR-BBA + 2.05%.
(2)At each of December 31, 2023 and 2022, the interest rate swap instruments were in an asset position. Derivative assets are recorded at fair value in other assets, net on the Consolidated Balance Sheets.
(3)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
In January 2024, the Company entered into forward-starting interest rate swap instruments that will effectively establish a fixed interest rate on the $750 million aggregate principal amount of the 2024 Term Loan at a blended contractual rate of 4.5% (see Note 10). The interest rate swap instruments are designated as cash flow hedges.
NOTE 22.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	December 31,
	2023	2022
Refundable entrance fees	$251,874	$268,972
Accrued construction costs	105,572	178,626
Accrued interest	59,492	59,291
Other accounts payable and accrued liabilities	240,258	265,596
Accounts payable, accrued liabilities, and other liabilities	$657,196	$772,485

NOTE 23.    Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	December 31,
	2023	2022
Nonrefundable entrance fees(1)	$562,026	$518,573
Other deferred revenue(2)	343,607	325,503
Deferred revenue	$905,633	$844,076
_______________________________________
(1)During the years ended December 31, 2023 and 2022, the Company collected nonrefundable entrance fees of $127 million and $101 million, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company recognized amortization of $83 million, $79 million, and $76 million, respectively, which is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the years ended December 31, 2023, 2022, and 2021, the Company recognized amortization related to other deferred revenue of $68 million, $44 million, and $39 million, respectively, which is included in rental and related revenues on the Consolidated Statements of Operations.

Schedule II: Valuation and Qualifying Accounts

(In thousands)

Allowance Accounts(1)		Additions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Deductions(2)	Balance at End of Year
Continuing operations:
2023	$2,399	$—	$—	$(117)	$2,282
2022	1,870	529	—	—	2,399
2021	3,994	—	—	(2,124)	1,870
Discontinued operations:
2023	$—	$—	$—	$—	$—
2022	4,138	—	—	(4,138)	—
2021	5,873	46	—	(1,781)	4,138
_______________________________________
(1)Includes allowance for doubtful accounts. Excludes reserves for loan losses which are disclosed in Note 7 to the Consolidated Financial Statements.
(2)Primarily includes the write-off of uncollectible accounts, dispositions, and other net reductions in the reserves.

Schedule III: Real Estate and Accumulated Depreciation

(in thousands)

			Encumbrances at December 31, 2023	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2023			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
Lab
1483	Brisbane	CA	$—	$8,498	$500	$82,955	$8,498	$83,455	$91,953	$(6,065)	2022	2007
1484	Brisbane	CA	—	11,331	689	159,209	11,331	159,898	171,229	(10,321)	2022	2007
1485	Brisbane	CA	—	11,331	600	151,954	11,331	152,554	163,885	(11,224)	2022	2007
1486	Brisbane	CA	—	11,331	—	135,416	11,331	135,416	146,747	(22,767)	2020	2007
1487	Brisbane	CA	—	8,498	—	76,398	8,498	76,398	84,896	(7,089)	2020	2007
2874	Brisbane	CA	—	26,895	62,318	75,811	26,295	138,729	165,024	(13,636)	1989	2019
2875	Brisbane	CA	—	24,092	56,623	7,302	24,092	63,925	88,017	(10,162)	2000	2019
3139	Brisbane	CA	—	35,805	—	5,505	35,805	5,505	41,310	—	—	2019
3140	Brisbane	CA	—	35,805	—	2,668	35,805	2,668	38,473	—	—	2019
3142	Brisbane	CA	—	—	—	3,724	—	3,724	3,724	—	—	2007
1401	Hayward	CA	—	900	7,100	12,450	1,338	19,112	20,450	(5,630)	1996	2007
1402	Hayward	CA	—	1,500	6,400	6,837	1,500	13,237	14,737	(2,971)	1999	2007
1403	Hayward	CA	—	1,900	7,100	7,873	1,900	14,973	16,873	(5,801)	1998	2007
1404	Hayward	CA	—	2,200	17,200	8,948	2,200	26,148	28,348	(10,059)	1999	2007
1405	Hayward	CA	—	1,000	3,200	646	1,000	3,846	4,846	(1,625)	1999	2007
1549	Hayward	CA	—	1,006	4,259	4,208	1,006	8,467	9,473	(4,388)	1996	2007
1550	Hayward	CA	—	677	2,761	876	677	3,637	4,314	(2,027)	1996	2007
1551	Hayward	CA	—	661	1,995	2,899	661	4,894	5,555	(1,675)	1996	2007
1552	Hayward	CA	—	1,187	7,139	1,435	1,187	8,574	9,761	(5,601)	1996	2007
1553	Hayward	CA	—	1,189	9,465	6,555	1,189	16,020	17,209	(12,099)	1996	2007
1554	Hayward	CA	—	1,246	5,179	11,951	1,246	17,130	18,376	(6,357)	1996	2007
1555	Hayward	CA	—	1,521	13,546	7,482	1,521	21,028	22,549	(14,370)	1996	2007
1556	Hayward	CA	—	1,212	5,120	1,127	1,212	6,247	7,459	(3,853)	1996	2007
1424	La Jolla	CA	—	11,175	25,283	44,107	11,389	69,176	80,565	(16,131)	1982	2007
1425	La Jolla	CA	—	7,217	19,883	61	7,217	19,944	27,161	(8,193)	1981	2007
1426	La Jolla	CA	—	8,381	12,412	11,260	8,381	23,672	32,053	(15,449)	1984	2007
1427	La Jolla	CA	—	10,127	16,983	7,965	10,148	24,927	35,075	(11,048)	1982	2007
1949	La Jolla	CA	—	2,686	11,045	17,501	2,686	28,546	31,232	(8,278)	2021	2011
2229	La Jolla	CA	—	8,753	32,528	16,498	8,777	49,002	57,779	(13,320)	1986/2009	2014
1470	Poway	CA	—	5,826	12,200	341	5,826	12,541	18,367	(5,094)	2005	2007
1471	Poway	CA	—	5,978	14,200	—	5,978	14,200	20,178	(5,828)	2005	2007
1472	Poway	CA	—	8,654	—	11,895	8,654	11,895	20,549	(3,723)	2014	2007
1473	Poway	CA	—	11,024	2,405	25,455	11,024	27,860	38,884	(11,513)	2019	2007
1474	Poway	CA	—	5,051	—	19,939	5,051	19,939	24,990	(7,191)	2019	2007
1475	Poway	CA	—	5,655	—	10,299	5,655	10,299	15,954	(837)	2020	2007
1478	Poway	CA	—	6,700	14,400	—	6,700	14,400	21,100	(5,910)	2002	2007
1499	Redwood City	CA	—	3,400	5,500	1,501	3,455	6,946	10,401	(3,391)	1989	2007
1500	Redwood City	CA	—	2,500	4,100	988	2,500	5,088	7,588	(2,478)	1989	2007
1501	Redwood City	CA	—	3,600	4,600	1,892	3,600	6,492	10,092	(3,293)	1989	2007
1502	Redwood City	CA	—	3,100	5,100	1,647	3,100	6,747	9,847	(3,253)	1989	2007
1503	Redwood City	CA	—	4,800	17,300	8,276	4,800	25,576	30,376	(9,310)	1989	2007
1504	Redwood City	CA	—	5,400	15,500	10,956	5,400	26,456	31,856	(11,249)	1989	2007
1505	Redwood City	CA	—	3,000	3,500	5,316	3,000	8,816	11,816	(3,374)	1988	2007
1506	Redwood City	CA	—	6,000	14,300	14,300	6,000	28,600	34,600	(15,991)	1988	2007
1507	Redwood City	CA	—	1,900	12,800	10,680	1,900	23,480	25,380	(7,910)	1988/2011	2007
1508	Redwood City	CA	—	2,700	11,300	17,193	2,700	28,493	31,193	(9,485)	1988/2011	2007
1509	Redwood City	CA	—	2,700	10,900	1,565	2,700	12,465	15,165	(5,042)	1988	2007
1510	Redwood City	CA	—	2,200	12,000	6,243	2,200	18,243	20,443	(7,367)	1988	2007
1511	Redwood City	CA	—	2,600	9,300	19,676	2,600	28,976	31,576	(15,352)	1988	2007
1512	Redwood City	CA	—	3,300	18,000	19,072	3,300	37,072	40,372	(18,557)	2000	2007
1513	Redwood City	CA	—	3,300	17,900	12,092	3,326	29,966	33,292	(16,766)	2000	2007
678	San Diego	CA	—	2,603	11,051	3,514	2,766	14,402	17,168	(6,897)	1997	2004
679	San Diego	CA	—	5,269	23,566	23,961	5,669	47,127	52,796	(18,457)	1997	2004
837	San Diego	CA	—	4,630	2,028	3,302	4,630	5,330	9,960	(2,426)	1988/2012	2006
838	San Diego	CA	—	2,040	903	3,354	2,040	4,257	6,297	(1,325)	1988/2012	2006
839	San Diego	CA	—	3,940	3,184	2,863	4,036	5,951	9,987	(2,499)	1987	2006
840	San Diego	CA	—	5,690	4,579	1,289	5,830	5,728	11,558	(2,587)	1987	2006
1418	San Diego	CA	—	11,700	31,243	59,282	11,700	90,525	102,225	(16,917)	2022	2007
1419	San Diego	CA	—	2,324	—	33,144	2,324	33,144	35,468	(2,735)	2022	2007
1420	San Diego	CA	—	4,200	—	41,121	4,200	41,121	45,321	(2,293)	2022	2007
1421	San Diego	CA	—	7,000	33,779	—	7,000	33,779	40,779	(13,863)	2000	2007
1422	San Diego	CA	—	7,179	3,687	1,171	7,179	4,858	12,037	(3,687)	1984	2007
1423	San Diego	CA	—	8,400	33,144	33,504	8,400	66,648	75,048	(21,043)	2002/2020	2007
1558	San Diego	CA	—	7,740	—	61,285	7,740	61,285	69,025	—	—	2007
1947	San Diego	CA	—	2,581	10,534	4,485	2,581	15,019	17,600	(7,859)	2000	2011
1948	San Diego	CA	—	5,879	25,305	7,951	5,879	33,256	39,135	(13,014)	2001	2011
2197	San Diego	CA	—	7,621	3,913	7,541	7,621	11,454	19,075	(6,884)	1984	2007
2476	San Diego	CA	—	7,661	9,918	13,883	7,661	23,801	31,462	(3,731)	2000/2002	2016
2477	San Diego	CA	—	9,207	14,613	5,993	9,207	20,606	29,813	(6,371)	2000/2001	2016
2478	San Diego	CA	—	6,000	—	112,511	6,000	112,511	118,511	—	—	2016
2617	San Diego	CA	—	2,734	5,195	9,364	2,734	14,559	17,293	(3,269)	1991/2020	2017
2618	San Diego	CA	—	4,100	12,395	22,843	4,100	35,238	39,338	(11,689)	1991/2020	2017
2622	San Diego	CA	—	—	—	17,231	—	17,231	17,231	(1,658)	2020	2004
2872	San Diego	CA	—	10,120	38,351	1,044	10,120	39,395	49,515	(7,919)	1995	2018
2873	San Diego	CA	—	6,052	14,122	1,846	6,052	15,968	22,020	(3,117)	1997	2018

			Encumbrances at December 31, 2023	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2023			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
3069	San Diego	CA	—	7,054	7,794	19,748	6,954	27,642	34,596	(3,467)	2007/2021	2019
3104	San Diego	CA	—	—	—	40,755	—	40,755	40,755	—	—	2007
3110	San Diego	CA	—	19,120	—	7,212	20,587	5,745	26,332	—	—	2021
3111	San Diego	CA	—	24,729	—	1,261	24,830	1,160	25,990	—	—	2022
3153	San Diego	CA	—	1,215	—	30	1,216	29	1,245	—	—	2023
1410	South San Francisco	CA	—	4,900	18,100	12,159	4,900	30,259	35,159	(14,389)	2000/2019	2007
1411	South San Francisco	CA	—	8,000	27,700	33,159	8,000	60,859	68,859	(18,496)	2003/2019	2007
1412	South San Francisco	CA	—	10,100	22,521	10,207	10,100	32,728	42,828	(12,170)	1999	2007
1413	South San Francisco	CA	—	8,000	28,299	8,489	8,000	36,788	44,788	(17,427)	2000	2007
1430	South San Francisco	CA	—	10,700	23,621	27,632	10,700	51,253	61,953	(14,113)	1998/2019	2007
1431	South San Francisco	CA	—	7,000	15,500	9,493	7,000	24,993	31,993	(10,242)	2001	2007
1435	South San Francisco	CA	—	13,800	42,500	26,975	13,800	69,475	83,275	(25,159)	2008/2010	2007
1436	South San Francisco	CA	—	14,500	45,300	25,437	14,500	70,737	85,237	(24,676)	2008/2010	2007
1437	South San Francisco	CA	—	9,400	24,800	36,758	9,400	61,558	70,958	(21,946)	2008/2010	2007
1439	South San Francisco	CA	—	11,900	68,848	929	11,900	69,777	81,677	(28,268)	2003	2007
1440	South San Francisco	CA	—	10,000	57,954	471	10,000	58,425	68,425	(23,883)	2003	2007
1441	South San Francisco	CA	—	9,300	43,549	3,004	9,300	46,553	55,853	(16,875)	2003	2007
1442	South San Francisco	CA	—	11,000	47,289	42,670	11,000	89,959	100,959	(21,784)	2023	2007
1443	South San Francisco	CA	—	13,200	60,932	3,259	13,200	64,191	77,391	(24,832)	2007	2007
1444	South San Francisco	CA	—	10,500	33,776	9,449	10,500	43,225	53,725	(13,088)	2003	2007
1445	South San Francisco	CA	—	10,600	34,083	11	10,600	34,094	44,694	(13,995)	2003	2007
1458	South San Francisco	CA	—	10,900	20,900	6,560	10,900	27,460	38,360	(9,607)	2005	2007
1459	South San Francisco	CA	—	9,800	400	157,931	9,800	158,331	168,131	(4,460)	2023	2007
1462	South San Francisco	CA	—	7,117	600	4,112	7,117	4,712	11,829	(1,785)	1984/2012	2007
1463	South San Francisco	CA	—	10,381	2,300	19,648	10,381	21,948	32,329	(8,511)	1979/2012	2007
1464	South San Francisco	CA	—	7,403	700	8,819	7,403	9,519	16,922	(2,723)	1965/2012	2007
1468	South San Francisco	CA	—	10,100	24,013	12,188	10,100	36,201	46,301	(15,058)	2006	2007
1480	South San Francisco	CA	—	32,210	3,110	161,341	32,210	164,451	196,661	(472)	2023	2007
1528	South San Francisco	CA	—	—	—	165,770	—	165,770	165,770	—	—	2007
1559	South San Francisco	CA	—	5,666	5,773	161	5,666	5,934	11,600	(5,919)	1968	2007
1560	South San Francisco	CA	—	1,204	1,293	2,683	1,204	3,976	5,180	(2,917)	1966	2007
1983	South San Francisco	CA	—	8,648	—	97,280	8,648	97,280	105,928	(34,710)	2016	2011
1984	South San Francisco	CA	—	7,845	—	90,818	7,844	90,819	98,663	(29,712)	2017	2011
1985	South San Francisco	CA	—	6,708	—	122,646	6,708	122,646	129,354	(37,274)	2017	2011
1986	South San Francisco	CA	—	6,708	—	120,613	6,708	120,613	127,321	(31,623)	2018	2011
1987	South San Francisco	CA	—	8,544	—	100,777	8,544	100,777	109,321	(23,837)	2019	2011
1988	South San Francisco	CA	—	10,120	—	118,498	10,120	118,498	128,618	(29,452)	2019	2011
1989	South San Francisco	CA	—	9,169	—	100,338	9,169	100,338	109,507	(18,597)	2020	2011
2553	South San Francisco	CA	—	2,897	8,691	4,478	2,897	13,169	16,066	(4,340)	1988	2015
2554	South San Francisco	CA	—	995	2,754	2,332	995	5,086	6,081	(1,393)	1988	2015
2555	South San Francisco	CA	—	2,202	10,776	2,497	2,202	13,273	15,475	(3,326)	1988	2015
2556	South San Francisco	CA	—	2,962	15,108	1,557	2,962	16,665	19,627	(4,087)	1988	2015
2557	South San Francisco	CA	—	2,453	13,063	3,616	2,453	16,679	19,132	(5,840)	1988	2015
2558	South San Francisco	CA	—	1,163	5,925	315	1,163	6,240	7,403	(1,438)	1988	2015
2624	South San Francisco	CA	—	25,502	42,910	14,017	25,502	56,927	82,429	(13,911)	2001	2017
2870	South San Francisco	CA	—	23,297	41,797	28,777	23,297	70,574	93,871	(17,071)	1996/2019	2018
2871	South San Francisco	CA	—	20,293	41,262	22,089	20,293	63,351	83,644	(19,258)	1999/2019	2018
3100	South San Francisco	CA	—	24,059	—	3,733	24,059	3,733	27,792	—	—	2021
3101	South San Francisco	CA	—	61,208	—	22,276	61,208	22,276	83,484	—	—	2021
3102	South San Francisco	CA	—	43,885	—	3,806	43,885	3,806	47,691	—	—	2021
3123	South San Francisco	CA	—	—	—	6,455	—	6,455	6,455	—	—	2007
2705	Cambridge	MA	—	24,371	128,498	83	24,371	128,581	152,952	(13,274)	2011	2020
2706	Cambridge	MA	—	15,473	149,051	797	15,473	149,848	165,321	(16,851)	2019	2020
2707	Cambridge	MA	—	25,549	229,547	8,597	25,549	238,144	263,693	(24,757)	2019	2020
2708	Cambridge	MA	—	—	17,751	513	—	18,264	18,264	(1,419)	2010	2020
2709	Cambridge	MA	—	—	15,451	29	—	15,480	15,480	(1,192)	2019	2020
2928	Cambridge	MA	—	44,215	24,120	3,076	44,215	27,196	71,411	(3,966)	1984	2019
2929	Cambridge	MA	—	20,517	—	158,992	20,517	158,992	179,509	(8,248)	2022	2019
3074	Cambridge	MA	—	78,762	252,153	11,380	78,762	263,533	342,295	(32,549)	2018	2019
3106	Cambridge	MA	—	20,644	2,982	570	20,644	3,552	24,196	(238)	1950	2021
3107	Cambridge	MA	—	19,009	12,327	—	19,009	12,327	31,336	(841)	1973	2021
3108	Cambridge	MA	—	123,074	7,513	—	123,074	7,513	130,587	(678)	1965	2021
3109	Cambridge	MA	—	5,903	—	362	5,903	362	6,265	—	—	2021
3112	Cambridge	MA	—	23,402	47,623	69	23,402	47,692	71,094	(3,950)	1985	2021
3113	Cambridge	MA	—	32,244	—	6,730	36,119	2,855	38,974	—	—	2021
3114	Cambridge	MA	—	22,969	—	(2,306)	22,969	(2,306)	20,663	—	—	2021
3115	Cambridge	MA	—	66,786	—	1,418	66,786	1,418	68,204	—	—	2021
3116	Cambridge	MA	—	—	—	9,680	—	9,680	9,680	—	—	2021
3119	Cambridge	MA	—	—	29,667	—	—	29,667	29,667	(2,041)	2021	2021
3120	Cambridge	MA	—	18,063	—	670	18,063	670	18,733	—	—	2021
3122	Cambridge	MA	—	25,247	—	2,081	25,247	2,081	27,328	—	—	2021
3136	Cambridge	MA	—	4,118	—	(219)	4,119	(220)	3,899	—	—	2021
3137	Cambridge	MA	—	41,327	—	2,767	41,327	2,767	44,094	—	—	2021
3141	Cambridge	MA	—	72,466	—	5,757	72,768	5,455	78,223	—	—	2022
3148	Cambridge	MA	—	2,277	—	704	2,290	691	2,981	—	—	2022
3149	Cambridge	MA	—	5,690	—	314	5,734	270	6,004	—	—	2022
3150	Cambridge	MA	—	1,651	—	206	1,659	198	1,857	—	—	2022
3151	Cambridge	MA	—	8,532	—	457	8,583	406	8,989	—	—	2022
3152	Cambridge	MA	—	9,892	—	1,035	10,507	420	10,927	—	—	2023
2630	Lexington	MA	—	16,411	49,681	(2,292)	12,967	50,833	63,800	(10,653)	1999	2017
2631	Lexington	MA	—	7,759	142,081	30,228	6,978	173,090	180,068	(27,404)	2010/2023	2017
2632	Lexington	MA	—	—	21,390	125,076	—	146,466	146,466	(18,615)	2021	2018

			Encumbrances at December 31, 2023	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2023			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
3070	Lexington	MA	—	14,013	17,083	(269)	14,013	16,814	30,827	(2,534)	1974/2012	2019
3071	Lexington	MA	—	14,930	16,677	(359)	14,930	16,318	31,248	(2,236)	1970/2012	2019
3072	Lexington	MA	—	34,598	43,032	(288)	34,598	42,744	77,342	(7,547)	1967/2013	2019
3073	Lexington	MA	—	37,050	44,647	144	37,050	44,791	81,841	(8,051)	2017	2019
3093	Waltham	MA	—	47,792	275,556	18,351	47,792	293,907	341,699	(38,172)	2018	2020
9999	Denton	TX	—	100	—	—	100	—	100	—	—	2016
464	Salt Lake City	UT	—	630	6,921	2,563	630	9,484	10,114	(5,812)	1996	2001
465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(3,267)	1999	2001
466	Salt Lake City	UT	—	—	14,614	(1,401)	—	13,213	13,213	(5,371)	2002	2001
1593	Salt Lake City	UT	—	—	23,998	250	—	24,248	24,248	(9,774)	2010	2010
			$—	$1,936,228	$3,238,815	$3,654,501	$1,939,357	$6,890,187	$8,829,544	$(1,444,864)

			Encumbrances at December 31, 2023	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2023			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
Outpatient medical
638	Anchorage	AK	$—	$1,456	$10,650	$10,727	$1,456	$21,377	$22,833	$(9,272)	1993/2014	2006
3026	Bentonville	AR	—	912	21,724	658	912	22,382	23,294	(1,712)	2003	2022
126	Sherwood	AR	—	709	9,604	208	709	9,812	10,521	(7,007)	1990	1989
2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	(6,413)	1995	2016
520	Chandler	AZ	—	3,669	13,503	6,374	4,013	19,533	23,546	(9,353)	2005	2002
113	Glendale	AZ	—	1,565	7,050	175	1,565	7,225	8,790	(5,317)	1989	1988
2040	Mesa	AZ	—	—	17,314	3,047	—	20,361	20,361	(4,856)	2007	2012
1066	Scottsdale	AZ	—	5,115	14,064	5,912	4,888	20,203	25,091	(8,153)	1999	2006
2021	Scottsdale	AZ	—	—	12,312	4,763	—	17,075	17,075	(7,205)	1984	2012
2022	Scottsdale	AZ	—	—	9,179	3,033	—	12,212	12,212	(4,579)	1996	2012
2023	Scottsdale	AZ	—	—	6,398	1,818	—	8,216	8,216	(3,614)	2000	2012
2024	Scottsdale	AZ	—	—	9,522	1,163	32	10,653	10,685	(4,712)	2007	2012
2025	Scottsdale	AZ	—	—	4,102	2,451	—	6,553	6,553	(2,764)	1981	2012
2026	Scottsdale	AZ	—	—	3,655	2,031	—	5,686	5,686	(2,734)	1992	2012
2027	Scottsdale	AZ	—	—	7,168	2,119	—	9,287	9,287	(4,289)	1995	2012
2028	Scottsdale	AZ	—	—	6,659	5,065	—	11,724	11,724	(5,306)	1998	2012
2696	Scottsdale	AZ	—	10,151	14,925	3,195	10,211	18,060	28,271	(5,217)	1998	2020
1041	Brentwood	CA	—	—	30,864	9,237	183	39,918	40,101	(14,995)	2004	2006
1200	Encino	CA	—	6,151	10,438	6,043	6,388	16,244	22,632	(8,073)	1973	2006
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(23,741)	1984	2006
436	Murrieta	CA	—	400	9,266	2,855	608	11,913	12,521	(7,909)	1991	1999
239	Poway	CA	—	2,700	10,839	3,172	2,944	13,767	16,711	(8,922)	1990	1997
2654	Riverside	CA	—	2,758	9,908	529	2,266	10,929	13,195	(2,233)	2008	2017
318	Sacramento	CA	—	2,860	37,566	24,613	2,911	62,128	65,039	(26,629)	1989/2016	1998
2404	Sacramento	CA	—	1,268	5,109	1,652	1,299	6,730	8,029	(2,581)	1999	2015
421	San Diego	CA	—	2,910	19,984	15,146	2,964	35,076	38,040	(17,632)	1986/2013	1999
564	San Jose	CA	—	1,935	1,728	2,213	1,935	3,941	5,876	(1,596)	1968	2003
565	San Jose	CA	—	1,460	7,672	2,175	1,492	9,815	11,307	(4,641)	1995	2003
659	Los Gatos	CA	—	1,718	3,124	1,515	1,796	4,561	6,357	(2,028)	1995	2006
439	Valencia	CA	—	2,300	6,967	3,080	2,314	10,033	12,347	(6,726)	1990	1999
440	West Hills	CA	—	2,100	11,595	11,851	2,203	23,343	25,546	(8,502)	1992/2023	1999
3008	West Hills	CA	12,093	5,795	13,933	2,897	5,823	16,802	22,625	(1,645)	1965	2021
728	Aurora	CO	—	—	8,764	1,620	—	10,384	10,384	(3,927)	2005	2005
1196	Aurora	CO	—	210	12,362	6,172	210	18,534	18,744	(7,855)	1981/2018	2006
1197	Aurora	CO	—	200	8,414	5,673	285	14,002	14,287	(6,527)	1994/2018	2006
127	Colorado Springs	CO	—	690	8,338	367	690	8,705	9,395	(6,071)	1990	1989
882	Colorado Springs	CO	—	—	12,933	9,106	—	22,039	22,039	(10,586)	2007	2006
1199	Denver	CO	—	493	7,897	1,789	604	9,575	10,179	(5,226)	1993	2006
808	Englewood	CO	—	—	8,616	8,886	—	17,502	17,502	(9,595)	1981	2005
809	Englewood	CO	—	—	8,449	19,042	—	27,491	27,491	(6,442)	1990	2005
810	Englewood	CO	—	—	8,040	15,564	—	23,604	23,604	(9,606)	1989	2005
811	Englewood	CO	—	—	8,472	11,904	—	20,376	20,376	(7,895)	1993/2020	2005
2658	Highlands Ranch	CO	—	1,637	10,063	95	1,732	10,063	11,795	(2,334)	2015	2017
812	Littleton	CO	—	—	4,562	2,775	177	7,160	7,337	(3,465)	1987	2005
813	Littleton	CO	—	—	4,926	2,072	246	6,752	6,998	(3,092)	1990	2005
570	Lone Tree	CO	—	—	—	22,171	—	22,171	22,171	(10,271)	2004	2003
666	Lone Tree	CO	—	—	23,274	3,843	17	27,100	27,117	(12,486)	2003	2006
2233	Lone Tree	CO	—	—	6,734	34,696	—	41,430	41,430	(11,074)	2015	2014
2965	Aurora	CO	—	—	—	2,251	—	2,251	2,251	—	—	2023
3000	Lone Tree	CO	—	4,393	31,643	9,516	4,552	41,000	45,552	(3,772)	2020	2021
510	Thornton	CO	—	236	10,206	13,728	455	23,715	24,170	(8,016)	2001/2021	2002
434	Atlantis	FL	—	—	2,027	171	—	2,198	2,198	(1,493)	1997	1999
435	Atlantis	FL	—	—	2,000	608	—	2,608	2,608	(1,568)	1997	1999
602	Atlantis	FL	—	455	2,231	744	455	2,975	3,430	(1,357)	1984	2006
2963	Brooksville	FL	—	—	—	11,558	—	11,558	11,558	(1,526)	2020	2019
604	Englewood	FL	—	170	1,134	1,021	197	2,128	2,325	(823)	1986	2006
2962	Orange Park	FL	—	—	—	17,657	—	17,657	17,657	(1,571)	2022	2019
609	Kissimmee	FL	—	788	174	1,135	788	1,309	2,097	(655)	1978	2006
610	Kissimmee	FL	—	481	347	258	488	598	1,086	(336)	1978	2006
671	Kissimmee	FL	—	—	7,574	818	—	8,392	8,392	(3,727)	1998	2006
603	Lake Worth	FL	—	1,507	2,894	534	1,507	3,428	4,935	(1,459)	1997	2006
612	Margate	FL	—	1,553	6,898	2,984	1,553	9,882	11,435	(4,880)	1994	2006
613	Miami	FL	—	4,392	11,841	11,366	4,454	23,145	27,599	(8,513)	1995/2020	2006
2202	Miami	FL	—	—	13,123	10,907	—	24,030	24,030	(10,231)	1973	2014
2203	Miami	FL	—	—	8,877	4,890	—	13,767	13,767	(5,359)	1986	2014
1067	Milton	FL	—	—	8,566	1,662	—	10,228	10,228	(4,057)	2003	2006
2577	Naples	FL	—	—	29,186	1,805	—	30,991	30,991	(6,953)	1999	2016
2578	Naples	FL	—	—	18,819	667	—	19,486	19,486	(3,709)	2007	2016
2964	Okeechobee	FL	—	—	—	16,951	—	16,951	16,951	(1,266)	2022	2019
563	Orlando	FL	—	2,144	5,136	13,507	12,022	8,765	20,787	(6,599)	1985	2003
833	Pace	FL	—	—	10,309	1,628	28	11,909	11,937	(4,541)	2005	2006
834	Pensacola	FL	—	—	11,166	428	—	11,594	11,594	(4,506)	2005	2006
673	Plantation	FL	—	1,091	7,176	2,623	1,091	9,799	10,890	(4,461)	2001	2006
674	Plantation	FL	—	—	8,273	1,560	—	9,833	9,833	(1,042)	2015	2021
2579	Punta Gorda	FL	—	—	9,379	—	—	9,379	9,379	(1,957)	2006	2016

			Encumbrances at December 31, 2023	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2023			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
2833	St. Petersburg	FL	—	—	13,754	10,299	—	24,053	24,053	(9,609)	1995/2019	2006
887	Atlanta	GA	—	4,300	13,690	(1,800)	4,300	11,890	16,190	(10,007)	1966/1996	2007
3214	Savannah	GA	—	—	—	10,178	—	10,178	10,178	—	—	2022
2576	Statesboro	GA	—	—	10,234	1,430	—	11,664	11,664	(2,973)	1999	2016
3006	Arlington Heights	IL	4,861	3,011	9,651	1,857	3,187	11,332	14,519	(1,299)	1975/2013	2021
2702	Bolingbrook	IL	—	—	21,237	3,884	—	25,121	25,121	(3,025)	2008	2020
3004	Highland Park	IL	5,853	2,767	11,495	572	2,767	12,067	14,834	(1,226)	2008	2021
3005	Lockport	IL	11,011	3,106	22,645	—	3,106	22,645	25,751	(2,256)	2010	2021
1065	Marion	IL	—	99	11,538	2,005	100	13,542	13,642	(5,978)	2002	2006
2719	Marion	IL	—	—	—	5,098	—	5,098	5,098	(452)	2021	2021
2697	Indianapolis	IN	—	—	59,746	954	—	60,700	60,700	(5,797)	2002	2020
2699	Indianapolis	IN	—	—	23,211	737	—	23,948	23,948	(2,364)	2002	2020
2698	Mooresville	IN	—	—	20,646	922	—	21,568	21,568	(2,080)	2004	2020
1057	Newburgh	IN	—	—	14,019	4,149	—	18,168	18,168	(8,511)	2005	2006
2700	Zionsville	IN	—	2,969	7,281	804	3,040	8,014	11,054	(1,204)	2005	2020
2039	Kansas City	KS	—	440	2,173	390	440	2,563	3,003	(740)	2006	2012
112	Overland Park	KS	—	2,316	10,681	116	2,316	10,797	13,113	(8,176)	1989	1988
2043	Overland Park	KS	—	—	7,668	2,000	—	9,668	9,668	(2,732)	2009	2012
3062	Overland Park	KS	—	872	11,813	59	992	11,752	12,744	(2,570)	2007	2019
483	Wichita	KS	—	530	3,341	437	605	3,703	4,308	(1,738)	2000	2001
3018	Wichita	KS	—	3,946	39,795	—	3,946	39,795	43,741	(3,933)	1973/2017	2021
1064	Lexington	KY	—	—	12,726	2,213	—	14,939	14,939	(6,642)	2003	2006
735	Louisville	KY	—	936	8,426	13,840	661	22,541	23,202	(12,657)	1971/2019	2005
737	Louisville	KY	—	835	27,627	7,477	560	35,379	35,939	(16,906)	2002	2005
738	Louisville	KY	—	780	8,582	4,544	585	13,321	13,906	(10,521)	1978	2005
739	Louisville	KY	—	826	13,814	3,542	602	17,580	18,182	(7,444)	2003	2005
2834	Louisville	KY	—	2,983	13,171	5,433	2,983	18,604	21,587	(10,498)	1990	2005
1945	Louisville	KY	—	3,255	28,644	2,678	3,365	31,212	34,577	(13,208)	2009	2010
1946	Louisville	KY	—	430	6,125	230	430	6,355	6,785	(2,769)	2002	2010
2237	Louisville	KY	—	1,519	15,386	7,130	1,672	22,363	24,035	(8,330)	1991	2014
2238	Louisville	KY	—	1,334	12,172	3,049	1,558	14,997	16,555	(5,429)	1996	2014
2239	Louisville	KY	—	1,644	10,832	9,879	2,043	20,312	22,355	(7,588)	1988	2014
3023	Covington	LA	—	9,490	21,918	128	9,507	22,029	31,536	(2,254)	2014	2021
3121	Cambridge	MA	—	40,663	23,102	—	40,663	23,102	63,765	(1,776)	1983	2021
1213	Ellicott City	MD	—	1,115	3,206	3,013	1,357	5,977	7,334	(2,657)	1988	2006
1052	Towson	MD	—	—	14,233	1,231	—	15,464	15,464	(6,004)	2005	2006
2650	Biddeford	ME	—	1,341	17,376	388	1,341	17,764	19,105	(4,251)	2007	2017
3002	Burnsville	MN	7,737	2,801	17,779	1,151	2,861	18,870	21,731	(3,424)	1988	2021
3003	Burnsville	MN	5,158	516	13,200	462	533	13,645	14,178	(2,225)	1992	2021
3009	Burnsville	MN	19,046	4,640	38,064	333	4,664	38,373	43,037	(3,990)	2007	2021
240	Minneapolis	MN	—	117	13,213	5,337	117	18,550	18,667	(11,776)	1986	1997
300	Minneapolis	MN	—	160	10,131	5,086	214	15,163	15,377	(9,547)	1987	1998
2703	Columbia	MO	—	4,141	20,364	—	4,141	20,364	24,505	(2,696)	1997	2020
2032	Independence	MO	—	—	48,025	1,872	—	49,897	49,897	(12,858)	2006	2012
2863	Lee's Summit	MO	—	—	—	16,470	—	16,470	16,470	(2,633)	2020	2019
1078	Flowood	MS	—	—	8,413	1,472	—	9,885	9,885	(4,097)	2003	2006
1059	Jackson	MS	—	—	8,868	668	—	9,536	9,536	(4,090)	2002	2006
1060	Jackson	MS	—	—	7,187	2,038	—	9,225	9,225	(3,797)	2005	2006
1068	Omaha	NE	—	—	16,243	2,667	24	18,886	18,910	(8,250)	2005	2006
2651	Charlotte	NC	—	1,032	6,196	253	1,032	6,449	7,481	(1,252)	2007	2017
2695	Charlotte	NC	—	844	5,021	266	844	5,287	6,131	(960)	2007	2017
2655	Wilmington	NC	—	1,949	12,244	—	1,949	12,244	14,193	(2,749)	2003	2017
2656	Wilmington	NC	—	2,071	11,592	—	2,071	11,592	13,663	(2,575)	2006	2017
2657	Shallotte	NC	—	918	3,609	—	918	3,609	4,527	(1,106)	2017	2017
2647	Concord	NH	—	1,961	23,516	(614)	1,032	23,831	24,863	(3,577)	2004	2017
2648	Concord	NH	—	815	8,902	172	408	9,481	9,889	(2,073)	2008	2017
2649	Epsom	NH	—	919	5,868	(513)	304	5,970	6,274	(1,174)	2010	2017
3011	Cherry Hill	NJ	—	5,235	21,731	—	5,235	21,731	26,966	(2,695)	2014	2021
3012	Morristown	NJ	—	21,703	32,517	5,472	21,703	37,989	59,692	(4,413)	1983/2013	2021
3013	Morristown	NJ	—	14,567	20,548	8,647	14,567	29,195	43,762	(2,439)	1990	2021
3014	Morristown	NJ	—	20,563	31,849	1,721	20,563	33,570	54,133	(2,591)	1981	2021
729	Albuquerque	NM	—	—	5,380	1,944	—	7,324	7,324	(2,828)	2006	2005
571	Las Vegas	NV	—	—	—	23,267	—	23,267	23,267	(9,353)	2004	2003
660	Las Vegas	NV	—	1,121	4,363	9,560	1,147	13,897	15,044	(4,967)	1973	2006
661	Las Vegas	NV	—	2,305	—	1,371	3,676	—	3,676	—	—	2006
662	Las Vegas	NV	—	1,000	—	—	1,000	—	1,000	—	—	2006
663	Las Vegas	NV	—	1,717	3,597	12,799	1,724	16,389	18,113	(6,718)	1974/2018	2006
664	Las Vegas	NV	—	1,172	—	633	1,805	—	1,805	(433)	—	2006
691	Las Vegas	NV	—	3,073	18,339	8,001	3,116	26,297	29,413	(16,290)	1989/2015	2004
2037	Mesquite	NV	—	—	5,559	988	34	6,513	6,547	(2,148)	2004	2012
400	Harrison	OH	—	—	4,561	366	—	4,927	4,927	(3,149)	1995	1999
1054	Durant	OK	—	619	9,256	3,111	666	12,320	12,986	(5,294)	1998	2006
817	Owasso	OK	—	—	6,582	(443)	—	6,139	6,139	(2,789)	2006	2005
404	Roseburg	OR	—	—	5,707	895	—	6,602	6,602	(3,892)	1999	1999
3010	Springfield	OR	20,732	—	51,998	416	—	52,414	52,414	(5,426)	2011	2021
2570	Limerick	PA	—	925	20,072	(119)	755	20,123	20,878	(5,075)	1999	2016

			Encumbrances at December 31, 2023	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2023			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
2234	Philadelphia	PA	—	24,264	99,904	50,137	24,288	150,017	174,305	(43,316)	1973/2019	2014
2403	Philadelphia	PA	—	26,063	97,646	39,404	26,134	136,979	163,113	(49,725)	2000	2015
2571	Wilkes-Barre	PA	—	—	9,138	—	—	9,138	9,138	(2,550)	2001	2016
2694	Anderson	SC	—	405	1,211	—	405	1,211	1,616	(352)	2012	2020
2573	Florence	SC	—	—	12,090	90	—	12,180	12,180	(2,712)	1998	2016
2574	Florence	SC	—	—	12,190	87	—	12,277	12,277	(2,729)	1998	2016
2575	Florence	SC	—	—	11,243	56	—	11,299	11,299	(3,076)	1995	2016
2841	Greenville	SC	—	634	38,386	1,277	13	40,284	40,297	(9,241)	1991	2018
2842	Greenville	SC	—	794	41,293	211	—	42,298	42,298	(9,320)	1999	2018
2843	Greenville	SC	—	626	22,210	(368)	—	22,468	22,468	(5,258)	1996	2018
2844	Greenville	SC	—	806	18,889	259	—	19,954	19,954	(4,349)	1998	2018
2845	Greenville	SC	—	932	40,879	(3,557)	—	38,254	38,254	(5,148)	2005	2018
2846	Greenville	SC	—	896	38,486	205	—	39,587	39,587	(8,339)	2007	2018
2847	Greenville	SC	—	600	26,472	4,750	—	31,822	31,822	(8,164)	1996	2018
2850	Greenville	SC	—	211	6,503	153	211	6,656	6,867	(1,920)	2008	2018
2853	Greenville	SC	—	534	6,430	(1,388)	—	5,576	5,576	(1,038)	1998	2018
2854	Greenville	SC	—	824	13,645	(512)	—	13,957	13,957	(3,785)	1992	2018
2848	Greer	SC	—	318	5,816	97	318	5,913	6,231	(1,512)	2008	2018
2849	Greer	SC	—	319	5,836	(777)	—	5,378	5,378	(734)	2008	2018
2851	Travelers Rest	SC	—	498	1,015	3	299	1,217	1,516	(611)	1998	2018
2862	Myrtle Beach	SC	—	—	—	28,496	—	28,496	28,496	(6,051)	2019	2018
2865	Brentwood	TN	—	—	—	35,219	52	35,167	35,219	(3,870)	2020	2019
624	Hendersonville	TN	—	256	1,530	2,383	256	3,913	4,169	(1,991)	1985	2006
559	Hermitage	TN	—	830	5,036	13,157	837	18,186	19,023	(6,882)	1999/2019	2003
561	Hermitage	TN	—	596	9,698	4,262	596	13,960	14,556	(7,331)	1993	2003
562	Hermitage	TN	—	317	6,528	2,979	317	9,507	9,824	(4,491)	1994	2003
625	Nashville	TN	—	955	14,289	7,675	955	21,964	22,919	(9,756)	2000	2006
626	Nashville	TN	—	2,050	5,211	5,198	2,050	10,409	12,459	(3,987)	1987	2006
627	Nashville	TN	—	1,007	181	986	1,113	1,061	2,174	(555)	1975	2006
628	Nashville	TN	—	2,980	7,164	3,046	2,980	10,210	13,190	(4,235)	1988	2006
630	Nashville	TN	—	515	848	339	515	1,187	1,702	(536)	1975	2006
631	Nashville	TN	—	266	1,305	1,266	266	2,571	2,837	(1,450)	1980	2006
632	Nashville	TN	—	827	7,642	3,034	827	10,676	11,503	(5,283)	1988	2006
633	Nashville	TN	—	5,425	12,577	5,720	5,425	18,297	23,722	(8,059)	1971	2006
634	Nashville	TN	—	3,818	15,185	12,266	3,818	27,451	31,269	(11,240)	1992	2006
636	Nashville	TN	—	583	450	424	604	853	1,457	(372)	1974	2006
2967	Nashville	TN	—	—	—	52,503	—	52,503	52,503	(4,519)	2021	2019
2720	Nashville	TN	—	102	10,925	1,058	102	11,983	12,085	(2,038)	1986	2021
2611	Allen	TX	—	1,330	5,960	1,245	1,374	7,161	8,535	(1,868)	2004	2016
2612	Allen	TX	—	1,310	4,165	1,516	1,310	5,681	6,991	(1,540)	2005	2016
573	Arlington	TX	—	769	12,355	26,097	769	38,452	39,221	(8,657)	1995	2006
2621	Cedar Park	TX	—	1,617	11,640	950	1,617	12,590	14,207	(2,144)	2007	2017
576	Conroe	TX	—	324	4,842	4,171	324	9,013	9,337	(3,998)	1983	2006
577	Conroe	TX	—	397	7,966	2,981	397	10,947	11,344	(4,740)	1995	2006
578	Conroe	TX	—	388	7,975	2,576	388	10,551	10,939	(4,587)	1997/2012	2006
579	Conroe	TX	—	188	3,618	1,045	188	4,663	4,851	(2,423)	1995	2006
581	Corpus Christi	TX	—	717	8,181	4,253	717	12,434	13,151	(5,699)	1995	2006
600	Corpus Christi	TX	—	328	3,210	1,913	328	5,123	5,451	(2,851)	1995	2006
601	Corpus Christi	TX	—	313	1,771	2,014	325	3,773	4,098	(1,886)	1985	2006
2839	Cypress	TX	—	—	—	37,639	11	37,628	37,639	(12,404)	2016	2015
582	Dallas	TX	—	1,664	6,785	4,342	1,718	11,073	12,791	(5,040)	1979	2006
1314	Dallas	TX	—	15,230	162,970	29,075	23,630	183,645	207,275	(88,337)	1974	2007
1315	Dallas	TX	—	—	—	4,083	17	4,066	4,083	(1,663)	1978	2007
1316	Dallas	TX	—	—	—	9,691	64	9,627	9,691	(1,720)	1985	2007
1317	Dallas	TX	—	—	—	12,061	166	11,895	12,061	(2,256)	1995	2007
1319	Dallas	TX	—	18,840	155,659	6,539	18,840	162,198	181,038	(76,716)	1974	2007
2721	Dallas	TX	—	31,707	2,000	347	31,707	2,347	34,054	(1,998)	1983	2020
3007	Denton	TX	5,654	2,298	9,502	97	2,338	9,559	11,897	(1,298)	2014	2021
3020	Frisco	TX	—	—	27,201	1,214	—	28,415	28,415	(2,394)	2004	2021
3021	Frisco	TX	—	—	26,181	2,186	—	28,367	28,367	(2,700)	2004	2021
583	Fort Worth	TX	—	898	4,866	4,115	898	8,981	9,879	(4,168)	1995	2006
805	Fort Worth	TX	—	—	2,481	1,316	45	3,752	3,797	(2,458)	1985	2005
806	Fort Worth	TX	—	—	6,070	1,206	5	7,271	7,276	(3,310)	1985	2005
2619	Fort Worth	TX	—	1,180	13,432	1,910	1,180	15,342	16,522	(2,149)	2006	2017
2620	Fort Worth	TX	—	1,961	14,155	1,521	2,000	15,637	17,637	(2,272)	2005	2017
2982	Fort Worth	TX	—	2,720	6,225	5,959	2,719	12,185	14,904	(3,194)	2020	2019
1061	Granbury	TX	—	—	6,863	1,321	—	8,184	8,184	(3,667)	2001	2006
430	Houston	TX	—	1,927	33,140	20,350	2,388	53,029	55,417	(31,358)	1985/2018	1999
446	Houston	TX	—	2,200	19,585	13,593	2,936	32,442	35,378	(23,431)	1976/2018	1999
589	Houston	TX	—	1,676	12,602	15,520	1,676	28,122	29,798	(8,121)	1985/2022	2006
702	Houston	TX	—	—	7,414	2,570	—	9,984	9,984	(4,628)	2006	2006
1044	Houston	TX	—	—	4,838	6,971	1,321	10,488	11,809	(3,602)	2006	2006
2542	Houston	TX	—	304	17,764	(304)	—	17,764	17,764	(4,314)	1990	2015
2543	Houston	TX	—	116	6,555	(116)	—	6,555	6,555	(1,857)	1970	2015
2544	Houston	TX	—	312	12,094	(312)	—	12,094	12,094	(3,427)	1987	2015
2545	Houston	TX	—	316	13,931	(300)	—	13,947	13,947	(2,960)	2005	2015

			Encumbrances at December 31, 2023	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2023			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
2546	Houston	TX	—	408	18,332	740	—	19,480	19,480	(6,233)	1977	2015
2547	Houston	TX	—	470	18,197	(250)	—	18,417	18,417	(5,156)	1985	2015
2548	Houston	TX	—	313	7,036	(140)	—	7,209	7,209	(2,392)	1979	2015
2549	Houston	TX	—	530	22,711	68	530	22,779	23,309	(4,740)	2006	2015
2966	Houston	TX	—	—	—	39,448	—	39,448	39,448	(2,576)	2022	2020
590	Irving	TX	—	828	6,160	5,455	828	11,615	12,443	(4,835)	1997	2006
700	Irving	TX	—	—	8,550	3,091	8	11,633	11,641	(5,109)	2004	2006
1207	Irving	TX	—	1,955	12,793	4,699	2,032	17,415	19,447	(6,471)	2001	2006
2840	Kingwood	TX	—	3,035	28,373	464	3,422	28,450	31,872	(6,005)	2003	2016
591	Lewisville	TX	—	561	8,043	1,102	561	9,145	9,706	(4,487)	1976	2006
144	Longview	TX	—	102	7,998	988	102	8,986	9,088	(5,735)	1993	1992
143	Lufkin	TX	—	338	2,383	219	338	2,602	2,940	(1,648)	1993	1992
568	McKinney	TX	—	541	6,217	3,371	541	9,588	10,129	(4,892)	1999	2003
569	McKinney	TX	—	—	636	8,319	—	8,955	8,955	(4,506)	2004	2003
3216	McKinney	TX	—	—	—	1,415	—	1,415	1,415	—	—	2023
596	North Richland Hills	TX	—	812	8,883	4,524	812	13,407	14,219	(5,619)	1999	2006
2048	North Richland Hills	TX	—	1,385	10,213	1,849	1,400	12,047	13,447	(5,367)	2007	2012
2835	Pearland	TX	—	—	4,014	4,238	29	8,223	8,252	(3,217)	2006	2006
2838	Pearland	TX	—	—	—	18,363	—	18,363	18,363	(5,422)	2015	2014
597	Plano	TX	—	1,210	9,588	7,506	1,225	17,079	18,304	(6,930)	1997	2006
672	Plano	TX	—	1,389	12,768	3,922	1,389	16,690	18,079	(6,958)	2004	2006
1384	Plano	TX	—	6,290	22,686	7,966	6,290	30,652	36,942	(24,603)	1997	2007
2653	Rockwall	TX	—	788	9,020	2	788	9,022	9,810	(1,847)	2015	2017
815	San Antonio	TX	—	—	9,193	3,285	75	12,403	12,478	(5,948)	1997	2006
816	San Antonio	TX	1,552	—	8,699	13,192	175	21,716	21,891	(6,649)	1992/2022	2006
2837	San Antonio	TX	—	—	26,191	4,115	—	30,306	30,306	(12,352)	2006	2011
2852	Shenandoah	TX	—	—	—	29,980	—	29,980	29,980	(8,235)	2017	2016
598	Sugar Land	TX	—	1,078	5,158	3,261	1,164	8,333	9,497	(3,579)	1982	2006
599	Texas City	TX	—	—	9,519	1,971	—	11,490	11,490	(4,972)	2003	2006
152	Victoria	TX	—	125	8,977	535	125	9,512	9,637	(5,842)	1994	1992
2198	Webster	TX	—	2,220	9,602	142	2,220	9,744	11,964	(3,920)	1991	2013
3024	Webster	TX	—	3,196	12,911	(28)	3,212	12,867	16,079	(892)	2007	2022
3025	Webster	TX	—	3,209	23,782	114	3,225	23,880	27,105	(1,571)	2007	2022
2550	The Woodlands	TX	—	115	5,141	(115)	—	5,141	5,141	(1,249)	1984	2015
2551	The Woodlands	TX	—	296	18,282	(296)	—	18,282	18,282	(3,885)	1997	2015
2552	The Woodlands	TX	—	374	25,125	(374)	—	25,125	25,125	(4,746)	2004	2015
3215	Wylie	TX	—	874	4,122	(64)	874	4,058	4,932	(180)	2005	2007
1592	Bountiful	UT	—	999	7,426	1,963	1,019	9,369	10,388	(3,953)	2005	2010
169	Bountiful	UT	—	276	5,237	4,602	599	9,516	10,115	(4,262)	1995	1994
2035	Draper	UT	3,952	—	10,803	561	—	11,364	11,364	(2,826)	2010	2012
469	Kaysville	UT	—	530	4,493	426	530	4,919	5,449	(2,245)	2001	2001
456	Layton	UT	—	371	7,073	2,191	401	9,234	9,635	(5,132)	1998	2001
2042	Layton	UT	—	—	10,975	1,831	44	12,762	12,806	(3,379)	2006	2012
2864	Washington Terrace	UT	—	—	—	19,898	—	19,898	19,898	(3,091)	2020	2019
357	Orem	UT	—	337	8,744	1,177	306	9,952	10,258	(6,286)	1998	1999
353	Salt Lake City	UT	—	190	779	238	273	934	1,207	(628)	1991	1999
354	Salt Lake City	UT	—	220	10,732	4,186	220	14,918	15,138	(8,926)	1999	1999
355	Salt Lake City	UT	—	180	14,792	5,141	180	19,933	20,113	(11,708)	1993	1999
467	Salt Lake City	UT	—	3,000	7,541	2,459	3,019	9,981	13,000	(5,598)	1998	2001
566	Salt Lake City	UT	—	509	4,044	3,763	509	7,807	8,316	(3,555)	1974	2003
2041	Salt Lake City	UT	—	—	12,326	877	—	13,203	13,203	(3,406)	2007	2012
2033	Sandy	UT	—	867	3,513	2,919	1,356	5,943	7,299	(3,380)	1989	2012
351	Washington Terrace	UT	—	—	4,573	1,317	17	5,873	5,890	(3,724)	1989	1999
352	Washington Terrace	UT	—	—	2,692	641	15	3,318	3,333	(2,231)	1990	1999
2034	West Jordan	UT	—	—	12,021	(177)	—	11,844	11,844	(3,016)	2006	2012
2036	West Jordan	UT	—	—	1,383	1,328	—	2,711	2,711	(1,655)	1982	2012
1208	Fairfax	VA	—	8,396	16,710	12,121	8,781	28,446	37,227	(15,291)	1974/2018	2006
2230	Fredericksburg	VA	—	1,101	8,570	156	1,113	8,714	9,827	(2,308)	2008	2014
3001	Leesburg	VA	10,217	3,549	24,059	4,826	3,549	28,885	32,434	(3,912)	2010	2021
3015	Midlothian	VA	12,688	—	21,442	10	59	21,393	21,452	(1,653)	2012	2021
3016	Midlothian	VA	11,994	—	20,610	(137)	32	20,441	20,473	(1,766)	2013	2021
3017	Midlothian	VA	13,878	—	22,531	176	—	22,707	22,707	(2,846)	2014	2021
572	Reston	VA	—	—	11,902	(864)	—	11,038	11,038	(5,515)	2004	2003
448	Renton	WA	—	—	18,724	3,750	—	22,474	22,474	(13,933)	1993	1999
781	Seattle	WA	—	—	52,703	10,129	—	62,832	62,832	(31,470)	1994	2004
782	Seattle	WA	—	—	24,382	22,413	104	46,691	46,795	(16,953)	1990/2022	2004
783	Seattle	WA	—	—	5,625	1,607	211	7,021	7,232	(6,247)	1984	2004
785	Seattle	WA	—	—	7,293	1,475	—	8,768	8,768	(5,205)	1982	2004
1385	Seattle	WA	—	—	45,027	17,489	—	62,516	62,516	(26,972)	1986/2019	2007
3022	Seattle	WA	—	35,624	4,176	1	35,625	4,176	39,801	(1,898)	1963/2012	2021
2038	Evanston	WY	—	—	4,601	1,204	—	5,805	5,805	(1,953)	2002	2012
			$146,426	$529,287	$3,887,576	$1,467,286	$546,448	$5,337,701	$5,884,149	$(1,796,189)

			Encumbrances at December 31, 2023	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2023			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
Continuing care retirement community
3089	Birmingham	AL	$—	$6,193	$32,146	$6,411	$6,670	$38,080	$44,750	$(7,612)	1991	2020
3090	Bradenton	FL	—	5,496	95,671	27,694	6,228	122,633	128,861	(21,444)	1985	2020
2997	Clearwater	FL	66,436	6,680	132,521	20,619	7,195	152,625	159,820	(21,252)	1991	2020
3086	Jacksonville	FL	—	19,660	167,860	22,367	21,042	188,845	209,887	(29,940)	1989	2020
2996	Leesburg	FL	—	8,941	65,698	16,620	9,779	81,480	91,259	(14,936)	1990	2020
2995	Port Charlotte	FL	—	5,344	159,612	16,205	6,008	175,153	181,161	(23,576)	1987	2020
2998	Seminole	FL	43,235	14,080	77,485	13,228	15,030	89,763	104,793	(11,367)	1990	2020
3085	Seminole	FL	—	13,915	125,796	16,519	14,698	141,532	156,230	(23,135)	1982	2020
3092	Sun City Center	FL	—	25,254	175,535	21,862	26,460	196,191	222,651	(36,004)	1992	2020
3087	The Villages	FL	—	7,091	120,493	16,363	7,331	136,616	143,947	(21,450)	2009	2020
3084	Holland	MI	—	1,572	88,960	10,401	1,898	99,035	100,933	(15,129)	1991	2020
2991	Coatesville	PA	—	16,443	126,243	17,270	17,064	142,892	159,956	(20,601)	1998	2020
3080	Haverford	PA	—	16,461	108,816	24,097	16,461	132,913	149,374	(52,714)	1989	2006
3088	Spring	TX	—	3,210	30,085	11,821	3,524	41,592	45,116	(5,695)	2008	2020
3081	Fort Belvoir	VA	—	11,594	99,528	19,948	11,594	119,476	131,070	(51,408)	1990	2006
			$109,671	$161,934	$1,606,449	$261,425	$170,982	$1,858,826	$2,029,808	$(356,263)

Total real estate assets held for sale			—	(9,125)	(10,213)	(103,849)	(9,154)	(114,033)	(123,187)	5,365
Total, excluding held for sale			$256,097	$2,618,324	$8,722,627	$5,279,363	$2,647,633	$13,972,681	$16,620,314	$(3,591,951)

_______________________________________
(1)Assets with no initial land costs to the Company represent land that the Company leases from a third party (i.e., ground leases).
(2)Assets with no initial buildings and improvements costs to the Company represent development projects in process or completed.
(3)Includes adjustments for disposals, casualty events, and costs capitalized subsequent to acquisition, net of incidental income, if applicable.
(4)At December 31, 2023, the tax basis of the Company’s net real estate assets is less than the reported amounts by $900 million.
(5)Buildings and improvements are depreciated over useful lives ranging up to approximately 50 years.
(6)Year of original construction/year of last major renovation, if applicable.

A summary of activity for real estate and accumulated depreciation, excluding assets classified as discontinued operations, is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Real estate:
Balances at beginning of year	$16,211,621	$15,506,658	$13,528,893
Acquisition of real estate and development and improvements	754,225	1,102,593	2,157,539
Sales and/or transfers to assets held for sale	(137,731)	(82,350)	(72,819)
Deconsolidation of real estate	—	(189,605)	—
Impairments	—	—	(21,294)
Other(1)	(207,801)	(125,675)	(85,661)
Balances at end of year	$16,620,314	$16,211,621	$15,506,658
Accumulated depreciation:
Balances at beginning of year	$3,188,138	$2,839,229	$2,409,135
Depreciation expense	609,461	575,125	548,063
Sales and/or transfers to assets held for sale	(12,711)	(30,428)	(32,692)
Deconsolidation of real estate	—	(89,766)	—
Other(1)	(192,937)	(106,022)	(85,277)
Balances at end of year	$3,591,951	$3,188,138	$2,839,229
_______________________________________
(1)Primarily represents real estate and accumulated depreciation related to fully depreciated assets and reductions to net real estate due to casualty events.
A summary of activity for real estate and accumulated depreciation for assets classified as discontinued operations is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Real estate:
Balances at beginning of year	$—	$—	$2,930,566
Acquisition of real estate and development and improvements	—	—	8,238
Sales and/or transfers to assets classified as discontinued operations	—	—	(2,929,713)
Impairments	—	—	(5,315)
Other	—	—	(3,776)
Balances at end of year	$—	$—	$—
Accumulated depreciation:
Balances at beginning of year	$—	$—	$615,708
Sales and/or transfers to assets classified as discontinued operations	—	—	(615,708)
Balances at end of year	$—	$—	$—

Schedule IV: Mortgage Loans on Real Estate

(in thousands)

Location	Segment	Interest Rate	Fixed / Variable	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount Subject to Delinquent Principal or Interest
First mortgages relating to 10 properties:
Multiple	Other	4.0% + (SOFR + 10 bps)	Variable	2/1/2024(1)	Interest only	$—	$130,678	$128,027	$—
First mortgages relating to 10 properties:
Multiple	Other	7.0% + (SOFR + 11 bps)	Variable	1/21/2024(2)	Interest only	—	48,000	47,690	—
						$—	$178,678	$175,717	$—
_______________________________________
(1)In February 2024, the loan reached its maturity. The Company provided a short-term extension to the borrower, and the Company and the borrower are currently negotiating long-term refinance and extension terms (see Note 7 to the Consolidated Financial Statements for additional information).
(2)In January 2024, this loan was refinanced with the Company. In connection with the refinance, the maturity date of the loan was extended to January 2025 (see Note 7 to the Consolidated Financial Statements for additional information).

	Year Ended December 31,
	2023	2022	2021
Reconciliation of mortgage loans
Balance at beginning of year	$341,749	$390,291	$157,572
Additions:
New mortgage loans	—	—	310,338
Draws and additions to existing mortgage loans	11,602	5,525	9,370
Total additions	11,602	5,525	319,708

Deductions:
Principal repayments	(183,084)	(47,591)	(84,486)
Recoveries (reserves) for loan losses(1)	5,450	(6,476)	(2,503)
Total deductions	(177,634)	(54,067)	(86,989)
Balance at end of year	$175,717	$341,749	$390,291
_______________________________________
(1)Excludes reserves and recoveries for expected loan losses associated with unfunded loan commitments which are included in accounts payable, accrued liabilities, and other liabilities on the Consolidated Balance Sheets.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthpeak Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 9, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 9, 2024

ITEM 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2023, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
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
ITEM 11.    Executive Compensation
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
ITEM 14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(a) 1.  Financial Statements
The following Consolidated Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets - December 31, 2023 and 2022
Consolidated Statements of Operations - for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Equity and Redeemable Noncontrolling Interests - for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows - for the years ended December 31, 2023, 2022, and 2021
Notes to the Consolidated Financial Statements
(a) 2.  Financial Statement Schedules
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
2.1+
Agreement and Plan of Merger, dated February 7, 2023, by and among Healthpeak Properties, Inc., New Healthpeak, Inc. and Healthpeak Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Healthpeak’s filed).
		Current Report on Form 8-K12B	February 10, 2023
2.2+
Agreement and Plan of Merger, dated as of October 29, 2023, by and among Healthpeak Properties, Inc., DOC DR Holdco, LLC (formerly Alpine Sub, LLC), DOC DR, LLC (formerly Alpine OP Sub, LLC), Physicians Realty Trust and Physicians Realty L.P.
		Current Report on Form 8-K	October 30, 2023
3.1	Articles of Amendment and Restatement of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.) effective February 10, 2023.	Current Report on Form 8-K12B	February 10, 2023
3.2	Articles of Amendment of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.) effective February 10, 2023.	Current Report on Form 8-K12B	February 10, 2023
3.3	Amended and Restated Bylaws of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.), dated February 10, 2023	Current Report on Form 8-K12B	February 10, 2023
4.1	Indenture, dated as of September 1, 1993, between Healthpeak and The Bank of New York, as trustee.	Registration Statement on Form S‑3/A (Registration No. 333-86654)	May 21, 2002
4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	January 24, 2011

4.1.2
Second Supplemental Indenture, dated as of February 10, 2023, between Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.
		Current Report on Form 8-K12B	February 10, 2023
4.2
Amended and Restated Indenture, dated as of February 10, 2023, among Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (amending and restating the Indenture, dated November 21, 2012, between Healthpeak and the trustee).
		Registration Statement on Form S-3ASR (Registration No. 333‑269718)	February 13, 2023
4.2.1	Fifth Supplemental Indenture, dated January 21, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	January 21, 2015
4.2.2	Sixth Supplemental Indenture, dated May 20, 2015, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	May 20, 2015
4.2.3	Eighth Supplemental Indenture dated July 5, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	July 5, 2019
4.2.4	Ninth Supplemental Indenture dated November 19, 2019, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	November 21, 2019
4.2.5	Tenth Supplemental Indenture, dated June 23, 2020, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K	June 23, 2020
4.2.6	Eleventh Supplemental Indenture, dated July 12, 2021, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K	July 12, 2021
4.2.7	Twelfth Supplemental Indenture, dated November 24, 2021, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K	November 24, 2021
4.2.8	Thirteenth Supplemental Indenture, dated January 17, 2023, between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K	January 17, 2023
4.2.9
Fourteenth Supplemental Indenture, dated as of February 10, 2023, between Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.
		Current Report on Form 8-K12B	February 10, 2023
4.2.10
Fifteenth Supplemental Indenture, dated as of May 10, 2023, among Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.
		Current Report on Form 8-K	May 10, 2023
4.3	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8-K	January 24, 2011
4.4	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8-K	January 21, 2015
4.5	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8-K	May 20, 2015
4.6	Form of 3.250% Senior Notes due 2026.	Current Report on Form 8-K	July 5, 2019
4.7	Form of 3.500% Senior Notes due 2029.	Current Report on Form 8-K	July 5, 2019
4.8	Form of 3.000% Senior Notes due 2030.	Current Report on Form 8-K	November 21, 2019
4.9	Form of 2.875% Senior Notes due 2031.	Current Report on Form 8-K	June 23, 2020
4.10	Form of 1.350% Senior Notes due 2027.	Current Report on Form 8-K	July 12, 2021
4.11	Form of 2.125% Senior Notes due 2028.	Current Report on Form 8-K	November 24, 2021
4.12	Form of 5.250% Senior Notes due 2032.	Current Report on Form 8-K	January 17, 2023
4.13	Form of 5.250% Senior Notes due 2032, including the form of Notation of Guarantee.	Current Report on Form 8-K	May 10, 2023
4.14†	Description of Healthpeak Capital Stock.

10.1	Operating Agreement of Healthpeak OP, LLC, dated as of February 10, 2023.	Current Report on Form 8-K12B	February 10, 2023
10.2
Omnibus Assignment, Assumption and Amendment, dated February 7, 2023 by and between Healthpeak OP, LLC (formerly Healthpeak Properties, Inc.) and Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.).
		Current Report on Form 8-K12B	February 10, 2023
10.3	Second Amended and Restated Credit Agreement, dated as of September 20, 2021, by and among Healthpeak, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K	September 20, 2021
10.3.1
Consent and Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of February 10, 2023, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., the lenders listed therein and Bank of America, N.A., as administrative agent.
		Current Report on Form 8-K12B	February 10, 2023
10.4	Term Loan Agreement, dated as of August 22, 2022, by and among Healthpeak, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K	August 22, 2022
10.4.1
Consent and Amendment No. 1 to Term Loan Agreement, dated as of February 10, 2023, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., the lenders listed therein and Bank of America, N.A., as administrative agent.
		Current Report on Form 8-K12B	February 10, 2023
10.5
At-the-Market Equity Offering Sales Agreement, dated February 17, 2023, among Healthpeak Properties, Inc., Healthpeak OP, LLC, and the sales agents, forward sellers and forward purchasers referred to therein.
		Current Report on Form 8-K	February 17, 2023
10.6*	Second Amended and Restated Director Deferred Compensation Plan.	Quarterly Report on Form 10‑Q	November 3, 2009
10.7*	Non-Employee Directors Stock-for-Fees Program.	Quarterly Report on Form 10-Q	August 5, 2014
10.8*	Executive Severance Plan (as amended and restated as of April 27, 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.9*	Executive Change in Control Severance Plan (as amended and restated as of April 27, 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.10*	Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan, as amended through October 24, 2019.	Annual Report on Form 10-K	February 13, 2020
10.10.1*	First Amendment to Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan.	Current Report on Form 8-K12B	February 10, 2023
10.10.2*	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2014).	Quarterly Report on Form 10-Q	August 5, 2014
10.10.3*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2018).	Quarterly Report on Form 10-Q	May 3, 2018
10.10.4*	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based Restricted Stock Unit Agreement (adopted 2022).	Quarterly Report on Form 10-Q	May 4, 2022
10.10.5*	Form of 2014 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2023).	Annual Report on Form 10‑K	February 8, 2023
10.10.6*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.10.7*	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based LTIP Unit Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023

10.10.8*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Agreement (adopted 2023, for converted 2021 and 2022 LTIP awards).	Quarterly Report on Form 10-Q	April 28, 2023
10.10.9*	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based LTIP Unit Agreement (adopted 2023, for converted 2021 and 2022 LTIP awards).	Quarterly Report on Form 10-Q	April 28, 2023
10.10.10*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Award Agreement (adopted 2023, for converted awards).	Quarterly Report on Form 10-Q	April 28, 2023
10.10.11*	Form of 2014 Performance Incentive Plan Non-NEO LTIP Unit Award Agreement (adopted 2023, for converted awards).	Quarterly Report on Form 10-Q	April 28, 2023
10.11*	Healthpeak Properties, Inc. 2023 Performance Incentive Plan.	Current Report on Form 8-K	April 27, 2023
10.11.1*	Form of 2023 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.11.2*	Form of 2023 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.12*	Form of Directors and Officers Indemnification Agreement.	Annual Report on Form 10‑K, as amended	February 12, 2008
10.13	Amended and Restated Dividend Reinvestment and Stock Purchase Plan.	Registration Statement on Form S‑3 (Registration No. 333‑49746)	November 13, 2000
21.1†	Subsidiaries of the Company.
22.1†	List of Issuers of Guaranteed Securities.
23.1†	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31.1†	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).
31.2†	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).
32.1††	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.
32.2††	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.
97.1†	Policy Regarding the Recoupment of Certain Compensation Payments.
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).
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
Dated: February 9, 2024

Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT M. BRINKER	President and Chief Executive Officer, Director	February 9, 2024
Scott M. Brinker	(Principal Executive Officer)

/s/ PETER A. SCOTT	Chief Financial Officer	February 9, 2024
Peter A. Scott	(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON	Executive Vice President and Chief Accounting Officer	February 9, 2024
Shawn G. Johnston	(Principal Accounting Officer)

/s/ KATHERINE M. SANDSTROM	Chair of the Board	February 9, 2024
Katherine M. Sandstrom

/s/ BRIAN G. CARTWRIGHT	Director	February 9, 2024
Brian G. Cartwright

/s/ JAMES B. CONNOR	Director	February 9, 2024
James B. Connor

/s/ CHRISTINE N. GARVEY	Director	February 9, 2024
Christine N. Garvey

/s/ R. KENT GRIFFIN, JR.	Director	February 9, 2024
R. Kent Griffin, Jr.

/s/ DAVID B. HENRY	Director	February 9, 2024
David B. Henry

/s/ SARA GROOTWASSINK LEWIS	Director	February 9, 2024
Sara Grootwassink Lewis