Form 10-Q
period 2024-03-31
HEALTHPEAK PROPERTIES, INC.
filed 2024-04-26
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(720) 428-5050
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	DOC	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 24, 2024, there were 703,781,516 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate:
Buildings and improvements	$16,571,761	$13,329,464
Development costs and construction in progress	735,176	643,217
Land and improvements	3,079,225	2,647,633
Accumulated depreciation and amortization	(3,723,173)	(3,591,951)
Net real estate	16,662,989	13,028,363
Loans receivable, net of reserves of $9,334 and $2,830	267,798	218,450
Investments in and advances to unconsolidated joint ventures	930,559	782,853
Accounts receivable, net of allowance of $2,800 and $2,282	68,567	55,820
Cash and cash equivalents	101,763	117,635
Restricted cash	55,395	51,388
Intangible assets, net	1,160,446	314,156
Assets held for sale, net	—	117,986
Right-of-use asset, net	434,010	240,155
Other assets, net	860,513	772,044
Total assets	$20,542,040	$15,698,850

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$183,000	$720,000
Term loans	1,645,180	496,824
Senior unsecured notes	6,545,209	5,403,378
Mortgage debt	382,406	256,097
Intangible liabilities, net	238,760	127,380
Liabilities related to assets held for sale, net	—	729
Lease liability	307,119	206,743
Accounts payable, accrued liabilities, and other liabilities	717,191	657,196
Deferred revenue	923,676	905,633
Total liabilities	10,942,541	8,773,980

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	54,848	48,828

Common stock, $1.00 par value: 1,500,000,000 and 750,000,000 shares authorized; 703,733,446 and 547,156,311 shares issued and outstanding	703,733	547,156
Additional paid-in capital	12,918,936	10,405,780
Cumulative dividends in excess of earnings	(4,779,599)	(4,621,861)
Accumulated other comprehensive income (loss)	38,543	19,371
Total stockholders’ equity	8,881,613	6,350,446
Joint venture partners	328,430	310,998
Non-managing member unitholders	334,608	214,598
Total noncontrolling interests	663,038	525,596
Total equity	9,544,651	6,876,042
Total liabilities and equity	$20,542,040	$15,698,850
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental and related revenues	$462,033	$392,431
Resident fees and services	138,776	127,084
Interest income and other	5,751	6,163
Total revenues	606,560	525,678
Costs and expenses:
Interest expense	60,907	47,963
Depreciation and amortization	219,219	179,225
Operating	243,729	223,088
General and administrative	23,299	24,547
Transaction and merger-related costs	107,220	2,425
Impairments and loan loss reserves (recoveries), net	11,458	(2,213)
Total costs and expenses	665,832	475,035
Other income (expense):
Gain (loss) on sales of real estate, net	3,255	81,578
Other income (expense), net	78,516	772
Total other income (expense), net	81,771	82,350
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	22,499	132,993
Income tax benefit (expense)	(13,698)	(302)
Equity income (loss) from unconsolidated joint ventures	2,376	1,816
Net income (loss)	11,177	134,507
Noncontrolling interests’ share in earnings	(4,501)	(15,555)
Net income (loss) attributable to Healthpeak Properties, Inc.	6,676	118,952
Participating securities’ share in earnings	(199)	(1,254)
Net income (loss) applicable to common shares	$6,477	$117,698

Earnings (loss) per common share:
Basic	$0.01	$0.22
Diluted	$0.01	$0.22
Weighted average shares outstanding:
Basic	600,898	546,842
Diluted	601,188	547,110
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$11,177	$134,507
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	19,108	(9,477)
Change in Supplemental Executive Retirement Plan obligation and other	64	64
Total other comprehensive income (loss)	19,172	(9,413)
Total comprehensive income (loss)	30,349	125,094
Total comprehensive (income) loss attributable to noncontrolling interests	(4,501)	(15,555)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$25,848	$109,539
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended March 31, 2024:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2024	547,156	$547,156	$10,405,780	$(4,621,861)	$19,371	$6,350,446	$525,596	$6,876,042	$48,828
Net income (loss)	—	—	—	6,676	—	6,676	4,318	10,994	183
Other comprehensive income (loss)	—	—	—	—	19,172	19,172	—	19,172	—
Shares issued as part of the Merger	162,231	162,231	2,611,916	—	—	2,774,147	—	2,774,147	—
Issuance of common stock, net	299	299	9	—	—	308	—	308	—
Repurchase of common stock	(5,953)	(5,953)	(96,042)	—	—	(101,995)	—	(101,995)	—
Stock-based compensation	—	—	1,827	—	—	1,827	3,392	5,219	—
Common dividends ($0.30 per share)	—	—	—	(164,414)	—	(164,414)	—	(164,414)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,995)	(6,995)	(263)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10
Noncontrolling interests acquired as part of the Merger	—	—	—	—	—	—	136,727	136,727	1,536
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(4,554)	—	—	(4,554)	—	(4,554)	4,554
March 31, 2024	703,733	$703,733	$12,918,936	$(4,779,599)	$38,543	$8,881,613	$663,038	$9,544,651	$54,848
For the three months ended March 31, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2023	546,642	$546,642	$10,349,614	$(4,269,689)	$28,134	$6,654,701	$527,897	$7,182,598	$105,679
Net income (loss)	—	—	—	118,952	—	118,952	15,389	134,341	166
Other comprehensive income (loss)	—	—	—	—	(9,413)	(9,413)	—	(9,413)	—
Issuance of common stock, net	591	591	(417)	—	—	174	—	174	—
Repurchase of common stock	(238)	(238)	(6,229)	—	—	(6,467)	—	(6,467)	—
Stock-based compensation	—	—	(2,877)	—	—	(2,877)	7,442	4,565	—
Common dividends ($0.30 per share)	—	—	—	(165,301)	—	(165,301)	—	(165,301)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,731)	(22,731)	(72)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	96
Adjustments to redemption value of redeemable noncontrolling interests	—	—	19,967	—	—	19,967	—	19,967	(19,967)
March 31, 2023	546,995	$546,995	$10,360,058	$(4,316,038)	$18,721	$6,609,736	$527,997	$7,137,733	$85,902
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$11,177	$134,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	219,219	179,225
Stock-based compensation amortization expense	3,366	3,287
Merger-related post-combination stock compensation expense	16,223	—
Amortization of deferred financing costs and debt discounts (premiums)	4,522	2,821
Straight-line rents	(12,093)	(747)
Amortization of nonrefundable entrance fees and above (below) market lease intangibles	(28,928)	(25,690)
Equity loss (income) from unconsolidated joint ventures	(2,376)	(1,816)
Distributions of earnings from unconsolidated joint ventures	1,958	185
Deferred income tax expense (benefit)	10,006	(402)
Impairments and loan loss reserves (recoveries), net	11,458	(2,213)
Loss (gain) on sales of real estate, net	(3,255)	(81,578)
Loss (gain) upon change of control, net	(77,781)	—
Casualty-related loss (recoveries), net	—	529
Other non-cash items	819	1,698
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(2,171)	(19,949)
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	420	(15,936)
Net cash provided by (used in) operating activities	152,564	173,921
Cash flows from investing activities:
Acquisitions of real estate	—	(10,219)
Development, redevelopment, and other major improvements of real estate	(107,050)	(204,889)
Leasing costs, tenant improvements, and recurring capital expenditures	(17,517)	(22,789)
Proceeds from sales of real estate, net	28,206	141,559
Proceeds from the Callan Ridge JV transaction, net	125,662	—
Investments in unconsolidated joint ventures	(26,621)	(9,640)
Distributions in excess of earnings from unconsolidated joint ventures	7,291	3,210
Proceeds from insurance recovery	2,361	2,650
Proceeds from sales/principal repayments on loans receivable and marketable debt securities	75,306	158,381
Investments in loans receivable and other	(6,204)	(1,918)
Cash paid in connection with the Merger, net	(179,215)	—
Net cash provided by (used in) investing activities	(97,781)	56,345
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	2,500,000	3,372,255
Repayments under bank line of credit and commercial paper	(3,037,000)	(3,811,861)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	750,000	399,532
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(861)	(1,325)
Payments for deferred financing costs	(5,438)	(4,175)
Issuance of common stock and exercise of options, net of offering costs	94	(151)
Repurchase of common stock	(101,995)	(6,467)
Dividends paid on common stock	(164,200)	(164,976)
Distributions to and purchase of noncontrolling interests	(7,258)	(22,803)
Contributions from and issuance of noncontrolling interests	10	96
Net cash provided by (used in) financing activities	(66,648)	(239,875)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,865)	(9,609)
Cash, cash equivalents, and restricted cash, beginning of period	169,023	126,834
Cash, cash equivalents, and restricted cash, end of period	$157,158	$117,225
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
Healthpeak Properties, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) and that, together with its consolidated entities (collectively, “Healthpeak” or the “Company”), owns, operates, and develops high-quality real estate for healthcare discovery and delivery in the United States (“U.S.”). Healthpeak® has a diverse portfolio comprised of investments in the following reportable healthcare segments: (i) outpatient medical; (ii) lab; and (iii) continuing care retirement community (“CCRC”).
The Company’s corporate headquarters are in Denver, Colorado, and it has additional corporate offices in California, Tennessee, Wisconsin, and Massachusetts, and property management offices in several locations throughout the U.S.
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
On March 1, 2024, the Company completed its planned merger with Physicians Realty Trust (see Note 3). Following the completion of the planned merger, shares of the Company’s common stock began trading on the New York Stock Exchange under the ticker symbol “DOC” on March 4, 2024.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three months ended March 31, 2023, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenues during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of March 31, 2024, the amount of qualifying expenditures and lost revenues exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.

The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended March 31,
	2024	2023
Government grant income recorded in other income (expense), net	$—	$137
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	—	228
Total government grants received	$—	$365
Recent Accounting Pronouncements
Adopted
Reference Rate Reform. From March 2020 to December 2022, the Financial Accounting Standards Board (“FASB”) issued a series of Accounting Standards Updates (“ASUs”) that provide optional expedients that may be elected through December 31, 2024 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in these ASUs were effective immediately upon issuance. During the first quarter of 2023, the Company amended certain of its variable rate mortgage debt and the related interest rate swap agreements to change the interest rate benchmark from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and accordingly, the Company elected to apply certain practical expedients provided by these ASUs related to cash flow hedges. These expedients and the effects of reference rate reform have not had a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
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

NOTE 3.  The Merger

On March 1, 2024 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated October 29, 2023 (the “Merger Agreement”), by and among the Company, DOC DR Holdco, LLC (formerly known as Alpine Sub, LLC), a wholly owned subsidiary of the Company (“DOC DR Holdco”), DOC DR, LLC (formerly known as Alpine OP Sub, LLC), a wholly owned subsidiary of Healthpeak OP (“DOC DR OP Sub”), Physicians Realty Trust, and Physicians Realty L.P. (the “Physicians Partnership”): (i) Physicians Realty Trust merged with and into DOC DR Holdco (the “Company Merger”), with DOC DR Holdco surviving as a wholly owned subsidiary of the Company (the “Company Surviving Entity”); (ii) immediately following the effectiveness of the Company Merger, the Company contributed all of the outstanding equity interests in the Company Surviving Entity to Healthpeak OP (the “Contribution”); and (iii) immediately following the Contribution, Physicians Partnership merged with and into DOC DR OP Sub (the “Partnership Merger” and, together with the Company Merger, the “Merger”), with DOC DR OP Sub surviving as a subsidiary of Healthpeak OP (the “Partnership Surviving Entity”). Subsequent to the Closing Date, the “Combined Company” means the Company and its subsidiaries.
On the Closing Date and in connection with the Merger, (i) each outstanding common share of beneficial interest of Physicians Realty Trust (“Physicians Realty Trust common shares”) (other than Physicians Realty Trust common shares that were canceled in accordance with the Merger Agreement) was automatically converted into the right to receive 0.674 (the “Exchange Ratio”) shares of the Company’s common stock, and (ii) each outstanding common unit of the Physicians Partnership was converted into common units in the Partnership Surviving Entity equal to the Exchange Ratio.
As a result of the Merger, the Company acquired 299 outpatient medical buildings. As of March 31, 2024, the Company’s property count is comprised of the following: (i) 594 outpatient medical buildings; (ii) 146 lab buildings; (iii) 15 CCRCs; and (iv) 19 senior housing assets in an unconsolidated joint venture. The primary reason for the Merger was to expand the Company’s size, scale, and diversification, in order to further enhance the Company’s competitive advantages and accelerate investment activities.
The Merger was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value. For accounting purposes, the Company was treated as the accounting acquirer of Physicians Realty Trust. The Company was considered to be the accounting acquirer primarily because: (i) the Company is the entity that transferred consideration to consummate the Merger; (ii) the Company’s stockholders as a group will retain the largest portion of the voting rights of the Combined Company and have the ability to elect, appoint, or remove a majority of the members of the Combined Company’s board of directors; and (iii) its senior management will constitute the majority of management of the Combined Company.

The consideration transferred on the Closing Date is as follows (in thousands, except per share data):

March 1, 2024
Physicians Realty Trust common shares and Physicians Realty Trust restricted shares, PSUs, and RSUs exchanged(1)	240,699
Exchange Ratio	0.674
Shares of Healthpeak common stock issued	162,231
Closing price of Healthpeak common stock on March 1, 2024(2)	$17.10
Fair value of Healthpeak common stock issued to the former holders of Physicians Realty Trust common shares, restricted shares, PSUs, and RSUs	2,774,147

Less: Fair value of preliminary share consideration attributable to the post-combination period(3)	(16,223)

Physicians Realty Trust revolving credit facility termination(4)	175,411
Settlement of Physicians Realty Trust’s transaction costs	23,913
Payments made in connection with share settlement(5)	11,315
Preliminary cash consideration	210,639

Consideration transferred	$2,968,563
_______________________________________
(1)Includes 241 million Physicians Realty Trust common shares and Physicians Realty Trust restricted shares outstanding as of March 1, 2024, inclusive of: (i) 200 thousand Physicians Realty Trust restricted shares; (ii) 1 million Physicians Realty Trust common shares issuable pursuant to outstanding Physicians Realty Trust performance-based restricted stock unit (“PSUs”) (reflected at the maximum level of performance); and (iii) 300 thousand Physicians Realty Trust common shares issuable pursuant to outstanding Physicians Realty Trust restricted stock units (“RSUs”).
(2)The fair value of Healthpeak common stock issued to former holders of Physicians Realty Trust common shares and Physicians Realty Trust restricted shares, PSUs, and RSUs is based on the per share closing price of Healthpeak common stock on March 1, 2024.
(3)Represents the fair value of unvested Physicians Realty Trust restricted shares, PSUs, and RSUs attributable to post-combination services that were converted into Healthpeak common stock on the Closing Date in accordance with the Merger Agreement. Although no future service after the Closing Date is required, the value attributable to post-combination services reflects the incremental fair value provided to the Physicians Realty Trust equity award holders and the accelerated vesting of such awards at the Closing Date in accordance with the Merger Agreement. This amount was recognized as transaction and merger-related costs on the Consolidated Statements of Operations.
(4)Represents the Company’s cash repayment of all outstanding balances under Physicians Realty Trust’s revolving credit facility on the Closing Date in connection with the related termination.
(5)Includes cash settlement of: (i) tax liability related to holdback elections made under the pre-existing terms and conditions of Physicians Realty Trust’s equity programs and (ii) fractional share consideration.
Preliminary Purchase Price Allocation
For the Company’s real estate acquisitions that are accounted for as business combinations, the Company allocates the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred. The preliminary estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interests were based on information that was available at the Closing Date. The fair values were determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant.

The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interests at the Closing Date (in thousands):

March 1, 2024
ASSETS
Real estate:
Buildings and improvements	$3,199,884
Development costs and construction in progress	68,171
Land and improvements	435,353
Real estate	3,703,408
Loans receivable	118,908
Investments in and advances to unconsolidated joint ventures	58,636
Accounts receivable, net(1)	9,536
Cash and cash equivalents	30,417
Restricted cash	1,007
Intangible assets(2)	890,827
Right-of-use asset	191,415
Other assets	44,691
Total assets	$5,048,845

LIABILITIES AND EQUITY
Term loans	$402,320
Senior unsecured notes	1,139,760
Mortgage debt	127,176
Intangible liabilities(3)	149,875
Lease liability	97,160
Accounts payable, accrued liabilities, and other liabilities	72,864
Total liabilities	$1,989,155

Redeemable noncontrolling interests	1,536

Joint venture partners(4)	20,109
Non-managing member unitholders(5)	116,618
Total noncontrolling interests	$136,727

Fair value of net assets acquired and liabilities assumed, net of noncontrolling interests	$2,921,427

Goodwill	47,136

Total purchase price	$2,968,563
_______________________________________
(1)Includes $14 million of gross contractual accounts receivable.
(2)The intangible assets acquired had a weighted average amortization period of 6 years (see Note 9).
(3)The intangible liabilities acquired had a weighted average amortization period of 9 years (see Note 9).
(4)Includes six consolidated joint ventures in which the Company holds ownership interests ranging from 56.7% to 99.7%.
(5)In connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. The Company controls the Partnership Surviving Entity via its ownership of its managing member, and the Partnership Surviving Entity is consolidated by the Company. As of March 31, 2024, approximately 7 million DownREIT units of the Partnership Surviving Entity were outstanding (7 million shares of Healthpeak common stock are issuable upon conversion).

As of March 31, 2024, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed including, but not limited to, real estate assets, loans receivable, investments in and advances to unconsolidated joint ventures, intangible assets and liabilities, and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the Consolidated Financial Statements were prepared. The finalization of the purchase accounting assessment could result in material changes in the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.
A preliminary estimate of approximately $47 million has been allocated to goodwill. The recognized goodwill is attributable to expected synergies, cost savings, acquired workforce, and potential economies of scale benefits from outpatient medical property management and tenant and vendor relationships following the closing of the Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
Merger-Related Costs
During the three months ended March 31, 2024, the Company incurred approximately $107 million of merger-related costs, which primarily related to advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs. Included in this amount is: (i) $38 million of fees paid to investment banks and advisors to help the Company negotiate the terms of the transactions contemplated by the Merger Agreement and to advise the Company on other merger-related matters, inclusive of $21 million of success-based fees incurred upon consummation of the Merger, (ii) $26 million of severance expense due to certain Physicians Realty Trust dual-trigger severance arrangements that are required to be recognized as post-combination expense in accordance with ASC 805, (iii) $16 million of post-combination stock compensation expense for the accelerated vesting of Physicians Realty Trust equity awards pursuant to the terms of the Merger Agreement, based on the fair value of Healthpeak common stock issued to holders of Physicians Realty Trust equity awards, (iv) $19 million of legal, accounting, tax, and other costs, and (v) $8 million of severance expense related to legacy Healthpeak employees. The Company expects to incur approximately $5 million of additional severance expense related to legacy Healthpeak employees through the end of 2024. These merger-related costs are included in transaction and merger-related costs on the Consolidated Statements of Operations.
Litigation Relating to the Merger
During the three months ended March 31, 2024, in connection with the Merger, several lawsuits were filed by purported stockholders of the Company and purported shareholders of Physicians Realty Trust against the Company, members of the Company’s Board of Directors, Physicians Realty Trust, and/or members of the Physicians Realty Trust board of trustees challenging the disclosures made in the Company’s Registration Statement on Form S-4 filed with the SEC on December 15, 2023. No loss contingency was recorded for these matters as of March 31, 2024 as the Company believed that losses related to the lawsuits were not probable. As of April 2024, all complaints relating to the Merger that were filed against the Company have been voluntarily dismissed.
Unaudited Pro Forma Financial Information
The Consolidated Statements of Operations for the three months ended March 31, 2024 include $49 million of revenues and $19 million of net loss applicable to common shares associated with the results of operations of legacy Physicians Realty Trust from the Closing Date to March 31, 2024.
The following unaudited pro forma information presents a summary of the results of operations for the Combined Company, as if the Merger had been consummated on January 1, 2023 (in thousands). The following unaudited pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma financial information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended March 31,
	2024	2023
Total revenues	$698,702	$673,664
Net income (loss) applicable to common shares	87,604	(35,676)
The unaudited pro forma financial information above includes a nonrecurring significant adjustment made to account for certain costs incurred as if the Merger had been completed on January 1, 2023. Transaction and merger-related costs of $107 million were excluded from the unaudited pro forma financial information for the three months ended March 31, 2024, but included for the three months ended March 31, 2023. The three months ended March 31, 2023 also includes $11 million of transaction costs that were recognized during the year ended December 31, 2023.

NOTE 4.  Real Estate Investments

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
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $2 million to $178 million at March 31, 2024, when compared to December 31, 2023, primarily as a result of additional construction spend on projects in development and redevelopment during the first quarter of 2024, thereby decreasing the remaining commitment, partially offset by: (i) additional commitments on projects placed into redevelopment during the quarter and (ii) commitments related to development projects acquired as part of the Merger.
NOTE 5.  Dispositions of Real Estate

2024 Dispositions of Real Estate
During the three months ended March 31, 2024, the Company sold two outpatient medical buildings for $29 million, resulting in total gain on sales of $3 million.
In April 2024, the Company sold a portfolio of seven lab buildings for $180 million.
2023 Dispositions of Real Estate
During the three months ended March 31, 2023, the Company sold two lab buildings in Durham, North Carolina for $113 million, resulting in total gain on sales of $60 million. Also during the three months ended March 31, 2023, the Company sold two outpatient medical buildings for $32 million, resulting in total gain on sales of $21 million.
Held for Sale
As of March 31, 2024, no assets were classified as held for sale. As of December 31, 2023, two lab buildings and one outpatient medical building were classified as held for sale, with a carrying value of $118 million, primarily comprised of net real estate assets. As of December 31, 2023, liabilities related to the assets held for sale were $1 million. During the three months ended March 31, 2024, the Company sold the outpatient medical building and a 65% interest in the two lab buildings (see Note 8) held for sale as of December 31, 2023.
Impairments of Real Estate
During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment charges.
NOTE 6.  Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed income from operating leases	$343,414	$296,217
Variable income from operating leases	118,619	96,214

Initial Direct Costs
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and consist of leasing commissions paid to external third party brokers. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs are included in other assets, net in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term. As of March 31, 2024 and December 31, 2023, net initial direct costs were $165 million and $172 million, respectively.
Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. If the Company determines that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. As of March 31, 2024 and December 31, 2023, straight-line rent receivable, net of allowance, was $321 million and $310 million, respectively. Straight-line rent receivable is included in other assets, net in the Consolidated Balance Sheets.
Tenant Updates
During the first quarter of 2023, the Company wrote off $9 million of straight-line rent receivable associated with four in-place operating leases with Sorrento Therapeutics, Inc. (“Sorrento”), which commenced voluntary reorganization proceedings (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code during the period. This write-off was recognized as a reduction in rental and related revenues on the Consolidated Statements of Operations. Subsequent to the write-off, revenue related to this tenant is recognized on a cash basis. Sorrento also had a single development lease with the Company, but had not taken occupancy at the time of the Filing. The Company has filed proofs of claims for damages related to its rejected leases, which include the development lease and three of the four operating leases. Given the nature of bankruptcy proceedings, the probability, timing, and amount of the additional proceeds, if any, that the Company may ultimately receive in connection with the claims are uncertain. Accordingly, the Company has not recorded any estimated recoveries associated with these claims as of March 31, 2024 or December 31, 2023. In April 2024, the U.S. Bankruptcy Court approved the assignment and assumption of the remaining operating lease by the buyer of Sorrento’s assets.
On October 26, 2023, the Company amended its lease with Graphite Bio, Inc. (“Graphite Bio”) at one of its lab buildings in South San Francisco, California. Under the terms of the amended lease agreement, Graphite Bio’s lease expiration date was accelerated from April 2033 to December 2024 in exchange for an upfront cash payment of $37 million, comprised of a $21 million termination fee and $16 million prepayment of Graphite Bio’s contractual rent through the amended term. The $37 million is being recognized as rental and related revenues on the Consolidated Statements of Operations on a straight-line basis through the amended term of the lease.

NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2024	December 31, 2023
Secured loans(1)(2)	$200,289	$178,678
CCRC resident loans	47,283	42,733
Mezzanine loans(2)	35,820	—
Unamortized discounts and fees(3)	(6,260)	(131)
Reserve for loan losses	(9,334)	(2,830)
Loans receivable, net	$267,798	$218,450
_______________________________________
(1)At March 31, 2024, the Company had $74 million of remaining commitments to fund additional loans for outpatient medical capital expenditure projects. At December 31, 2023, the Company had $29 million of remaining commitments to fund additional loans for senior housing redevelopment and capital expenditure projects. This $29 million commitment was reduced to zero at March 31, 2024 in conjunction with the refinance of the Sunrise Senior Housing Portfolio Seller Financing as discussed below.
(2)Includes secured loans and mezzanine loans acquired as part of the Merger (see Note 3).
(3)Includes net unamortized discounts of $5 million related to the loans receivable acquired as part of the Merger (see Note 3).
The Merger
On March 1, 2024, upon the consummation of the Merger, the Company acquired 9 secured loans with an aggregate outstanding principal balance of $89 million and 10 mezzanine loans with an aggregate outstanding principal balance of $36 million, for a total of $124 million. Typically, each secured loan is secured by a mortgage on a related outpatient medical building, each construction loan (included in secured loans above) is secured by a mortgage on the land and improvements as constructed, generally with guarantees from the borrowers, and each mezzanine loan is collateralized by an ownership interest in the respective borrower. The secured loans have maturities that range from June 2024 to July 2027 and stated fixed interest rates that range from 7.00% to 10.00%. The mezzanine loans have maturities that range from June 2024 to June 2027 and stated fixed interest rates that range from 8.00% to 10.00%. As of March 31, 2024, unamortized net discounts on the secured loans and mezzanine loans acquired were $2 million and $4 million, respectively. These discounts are recognized in interest income and other on the Consolidated Statements of Operations using the effective interest rate method over the remaining term of the loans. As of March 31, 2024, six of the secured loans acquired had $74 million of remaining commitments to fund outpatient medical capital expenditure projects.
Sunrise Senior Housing Portfolio Seller Financing
In conjunction with the sale of 32 senior housing operating properties (“SHOP”) facilities for $664 million in January 2021, the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The initial and additional financing is secured by the buyer’s equity ownership in each property. In June 2023, the interest rate on this secured loan was converted from a variable rate based on LIBOR to a variable rate based on Term SOFR (plus a 10 basis point adjustment related to SOFR transition).
In June 2021, February 2022, July 2022, and December 2022, the Company received partial principal repayments of $246 million, $8 million, $27 million, and $10 million, respectively, in conjunction with the disposition of the underlying collateral. In connection with these principal repayments, the additional financing available was reduced to $40 million, of which $11 million had been funded as of December 31, 2023.
In February 2024, this loan reached its maturity and was refinanced with the Company. In connection with the refinance, the Company received a partial principal repayment of $69 million and the maturity date was extended to August 2027. The interest rate on the loan remained as Term SOFR (plus a 10 basis point adjustment related to SOFR transition) plus 4.0% for the first two years of the extended term, but increases to 5.0% for the last 18 months of the extended term and is now subject to a fixed floor of 9%. In connection with the refinance, the additional financing was reduced to $1 million, all of which was funded in February 2024. Therefore, at March 31, 2024, the Company no longer has a commitment to provide the borrower with additional financing for capital expenditures. At March 31, 2024 and December 31, 2023, this secured loan had an outstanding principal balance of $63 million and $131 million, respectively.

Other Seller Financing
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021, the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer’s equity ownership in each property. Upon maturity in January 2023, the borrower did not make the required principal repayment. In February 2023, the borrower made a partial principal repayment of $102 million and the remaining balance owed was refinanced with the Company. In connection with the refinance, the maturity date of the loan was extended to January 2024 and the interest rate on the loan was increased to a variable rate based on Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 6.0% for the first six months of the extended term, increasing to 7.0% for the last six months of the extended term. The Company also received a $1 million extension fee in connection with the refinance, which was recognized in interest income through the maturity date of January 2024.
In January 2024, the loan was refinanced with the Company. In connection with the refinance, the maturity date of the loan was extended to January 2025. The interest rate on the loan remained as Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 7.0%, but is now subject to a fixed floor of 12%. The Company also received a $1 million extension fee in connection with the refinance, which is recognized in interest income over the remaining term of the loan. At each of March 31, 2024 and December 31, 2023, this secured loan had an outstanding principal balance of $48 million.
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
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the resident’s previous home. At March 31, 2024 and December 31, 2023, the Company held $47 million and $43 million, respectively, of such notes receivable.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of March 31, 2024 (in thousands):

Investment Type	Year of Origination						Total
	2024	2023	2022	2021(1)	2020	Prior
Secured loans
Risk rating:
Performing loans	$36,951	$22,213	$23,969	$106,362	$—	$—	$189,495
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$36,951	$22,213	$23,969	$106,362	$—	$—	$189,495
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$—	$4,788	$4,486	$7,936	$10,638	$3,172	$31,020
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$—	$4,788	$4,486	$7,936	$10,638	$3,172	$31,020
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$18,365	$28,627	$291	$—	$—	$—	$47,283
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$18,365	$28,627	$291	$—	$—	$—	$47,283
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
_______________________________________
(1)Additional loans funded for capital expenditure projects (as discussed above) is included in the year of origination of the initial loan.
Reserve for Loan Losses
The Company evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers payment history and current credit status, industry conditions, current economic conditions, forecasted economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. Future economic conditions are based primarily on near-term economic forecasts from the Federal Reserve and reasonable assumptions for long-term economic trends. The determination of loan losses also considers concentration of credit risk associated with the senior housing and outpatient medical industries to which its loans receivable relate. The Company’s borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the debt service coverages in its assessment of internal ratings that it uses as a primary credit quality indicator. Debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, net operating income, occupancy, rental rates, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures. The Company evaluates, on a monthly basis or immediately upon a significant change in circumstance, its borrowers’ ability to service their obligations with the Company.

The following table summarizes the Company’s reserve for loan losses (in thousands):

	March 31, 2024			December 31, 2023
	Secured Loans	Mezzanine Loans and Other(1)	Total	Secured Loans	Mezzanine Loans and Other(1)	Total
Reserve for loan losses, beginning of period	$2,830	$—	$2,830	$8,280	$—	$8,280
Provision for expected loan losses	5,400	1,104	6,504	2,088	—	2,088
Expected loan losses (recoveries) related to loans sold or repaid	—	—	—	(7,538)	—	(7,538)
Reserve for loan losses, end of period	$8,230	$1,104	$9,334	$2,830	$—	$2,830
_______________________________________
(1)Includes CCRC resident loans.
Additionally, at March 31, 2024 and December 31, 2023, a liability of $5.6 million and $0.7 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the three months ended March 31, 2024 is primarily due to: (i) reserves recognized on senior loans and mezzanine loans receivable acquired as part of the Merger and (ii) reserves recognized on seller financing loans refinanced during the quarter.
NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				March 31,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2024	2023
South San Francisco JVs(3)	Lab	7	70	$420,021	$393,374
SWF SH JV	Other	19	54	328,018	332,693
Callan Ridge JV	Lab	2	35	70,122	—
PMAK JV(4)	Outpatient medical	59	12	41,740	—
Lab JV	Lab	1	49	31,734	31,761
Needham Land Parcel JV(5)	Lab	—	38	17,131	17,084
Davis JV(4)	Outpatient medical	15	49	14,372	—
Outpatient Medical JVs(6)	Outpatient medical	2	20 - 67	7,421	7,941
				$930,559	$782,853
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of March 31, 2024.
(3)Includes seven unconsolidated lab joint ventures in South San Francisco, California in which the Company holds a 70% ownership percentage in each joint venture. The Company is entitled to a preferred return, a promote, and certain fees in exchange for development and asset management services provided to these joint ventures when certain conditions are met. These joint ventures have been aggregated herein due to similarity of the investments and operations.
(4)Includes unconsolidated joint ventures acquired as part of the Merger (see Note 3). The properties underlying the PMAK JV are excluded from the Company’s total property count.
(5)Land held for development is excluded from the property count as of March 31, 2024.
(6)Includes two unconsolidated outpatient medical joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). In April 2023, the Company acquired the remaining 80% interest in one of the two properties that were in the Ventures IV unconsolidated joint venture for $4 million (see Note 4). These joint ventures have been aggregated herein due to similarity of the investments and operations.

Callan Ridge JV
In January 2024, the Company sold a 65% interest in two lab buildings in San Diego, California (the “Callan Ridge JV”) to a third-party (the “JV Partner”) for net proceeds of $128 million. Following the transaction, the Company and the JV Partner share in key decisions of the assets through their voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 35% investment in the Callan Ridge JV at fair value, and accounting for its investment using the equity method. The fair value of the Company’s retained investment was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the three months ended March 31, 2024, the Company recognized a gain upon change of control of $78 million, which is recorded in other income (expense), net.
NOTE 9.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	March 31, 2024	December 31, 2023
Gross intangible lease assets(1)	$1,619,603	$739,228
Accumulated depreciation and amortization(2)	(459,157)	(425,072)
Intangible assets, net	$1,160,446	$314,156

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)As of March 31, 2024 and December 31, 2023, includes $1.57 billion and $725 million, respectively, of gross lease-up intangibles and $53 million and $14 million, respectively, of gross above market lease intangibles.
(2)As of March 31, 2024 and December 31, 2023, includes $451 million and $418 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $8 million and $7 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	March 31, 2024	December 31, 2023
Gross intangible lease liabilities	$374,237	$228,105
Accumulated depreciation and amortization	(135,477)	(100,725)
Intangible liabilities, net	$238,760	$127,380

Weighted average remaining amortization period in years	9	7
On the Closing Date of the Merger, the Company acquired intangible assets of $891 million, inclusive of $852 million of lease-up intangibles and $39 million of above market lease intangibles, and intangible liabilities of $150 million (see Note 3). The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 6 years and 9 years, respectively.
During the year ended December 31, 2023, in conjunction with the Company’s acquisition of real estate, the Company acquired $0.5 million of intangible assets with a weighted average amortization period at acquisition of 5 years.
On the Closing Date of the Merger, the Company recognized goodwill of $47 million, which was allocated to the Company’s outpatient medical segment (see Note 3). Goodwill is included in other assets, net on the Consolidated Balance Sheets. At March 31, 2024 and December 31, 2023, goodwill was allocated to the Company’s segment assets as follows (in thousands):

Segment	March 31, 2024	December 31, 2023
Outpatient medical	$61,314	$14,178
CCRC	1,998	1,998
Other non-reportable	1,851	1,851
	$65,163	$18,027

NOTE 10.  Debt

Healthpeak OP, the Company’s consolidated operating subsidiary, is the borrower under, and the Company, DOC DR Holdco, and DOC DR OP Sub are the guarantors of, the Revolving Facility, 2027 Term Loan Facilities, 2029 Term Loan, Commercial Paper Program (each as defined below), and senior unsecured notes issued by the Company prior to the Merger. DOC DR OP Sub is the borrower under, and the Company, Healthpeak OP, and DOC DR Holdco are guarantors of, the 2028 Term Loan (as defined below) and senior unsecured notes issued by the Physicians Partnership prior to, and assumed by the Company as part of, the Merger. Guarantees of senior unsecured notes are full and unconditional and applicable to existing and future senior unsecured notes.
The Merger
On March 1, 2024, upon the consummation of the Merger, the Company assumed senior unsecured term loans in an aggregate principal amount of $400 million (the “2028 Term Loan”) that mature in May 2028 (see Note 3) pursuant to an amendment to a term loan agreement originally executed by the Physicians Partnership, as borrower, and the other parties thereto. DOC DR OP Sub is the borrower under, and the Company, Healthpeak OP, and DOC DR Holdco are guarantors of, the 2028 Term Loan.
In connection with the assumption of the 2028 Term Loan, the Company acquired three related interest rate swap instruments that were redesignated as cash flow hedges as of the Closing Date. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of March 31, 2024, the 2028 Term Loan had a blended fixed effective interest rate of 4.44% inclusive of the amortization of the related premium. See also Note 18 for a discussion of the impact of the related interest rate swap instruments.
Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) at the option of DOC DR OP Sub, (a) the base rate, (b) a forward-looking term rate based on Term SOFR (plus a 10 basis point adjustment related to SOFR transition), or (c) Daily SOFR (plus a 10 basis point adjustment related to SOFR transition). The applicable margin under the 2028 Term Loan ranges from 0.00% to 0.65% for base rate loans and 0.85% to 1.65% for Term SOFR or Daily SOFR loans, in each case, based on the credit ratings of DOC DR OP Sub. Based on the Company’s credit ratings as of March 31, 2024, the margin on the 2028 Term Loan was 1.00%.
Additionally, on March 1, 2024, concurrently with the consummation of the Merger, DOC DR OP Sub assumed, and the Company and Healthpeak OP guaranteed, Physicians Partnership’s $1.25 billion aggregate principal of senior unsecured notes (see Note 3), including: (i) $400 million aggregate principal amount of 4.30% senior unsecured notes due 2027, (ii) $350 million aggregate principal amount of 3.95% senior unsecured notes due 2028, and (iii) $500 million aggregate principal amount of 2.63% senior unsecured notes due 2031. On the Closing Date, the Company capitalized $1 million of costs paid to the lender, which are being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related senior unsecured notes. The senior unsecured notes contain certain covenants that are consistent with the Healthpeak OP’s previously issued senior unsecured notes, as further described below.
Lastly, on March 1, 2024, concurrently with the consummation of the Merger, the Company assumed $128 million aggregate principal of mortgage debt (see Note 3), which was secured by five outpatient medical buildings, with an aggregate carrying value of $259 million as of March 1, 2024. Of this $128 million, $59 million is fixed rate debt with a weighted average contractual interest rate of 3.77% and maturities ranging from November 2024 through December 2026 and $69 million is variable rate debt with a weighted average contractual interest rate of 7.25% and maturities ranging from December 2026 through November 2028. The Company recognized a net discount of $0.5 million on the $128 million aggregate principal of mortgage debt assumed on the Closing Date, which is being amortized into interest expense on the Consolidated Statements of Operations using the effective interest rate method. The Company acquired one related interest rate swap instrument with a notional amount of $36 million of variable rate mortgage debt that was redesignated as a cash flow hedge as of the Closing Date (see Note 18). As a result, $36 million of the variable rate mortgage debt associated with this interest rate swap instrument is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Bank Line of Credit and Term Loans
Revolving Facility
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from LIBOR to SOFR. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Additionally, the Revolving Facility includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions. Based on the Company’s credit ratings at March 31, 2024, and inclusive of achievement of a sustainability-linked metric, the margin on the Revolving Facility was 0.85% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Revolving Facility to, among other things, join DOC DR Holdco and DOC DR OP Sub as guarantors of Healthpeak OP’s obligations under the Revolving Facility. At each of March 31, 2024 and December 31, 2023, the Company had no balance outstanding under the Revolving Facility.
Term Loan Agreement
On August 22, 2022, the Company executed a term loan agreement (as amended or modified as described herein, the “Term Loan Agreement”) that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “2027 Term Loan Facilities”). The 2027 Term Loan Facilities were available to be drawn from time to time during a 180-day period after closing, subject to customary borrowing conditions, and the Company drew the entirety of the $500 million under the 2027 Term Loan Facilities in October 2022. $250 million of the 2027 Term Loan Facilities has an initial stated maturity of 4.5 years, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the 2027 Term Loan Facilities has a stated maturity of five years with no option to extend.
Loans outstanding under the 2027 Term Loan Facilities accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loan Facilities also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loan Facilities may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of March 31, 2024, and inclusive of achievement of a sustainability-linked metric, the margin on the 2027 Term Loan Facilities was 0.94%.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2027 Term Loan Facilities associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of March 31, 2024, the 2027 Term Loan Facilities had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $1.0 billion to $1.5 billion, subject to securing additional commitments, (ii) the Company borrowed senior unsecured term loans in an aggregate principal amount of $750 million with a stated maturity of five years (the “2029 Term Loan”), and (iii) DOC DR Holdco and DOC DR OP Sub were joined as guarantors of Healthpeak OP’s obligations under the Term Loan Agreement. As of March 31, 2024, the unused borrowing capacity under the Term Loan Agreement was $250 million.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of March 31, 2024, the margin on the 2029 Term Loan was 0.95%.
In January 2024, the Company entered into forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of March 31, 2024, the 2029 Term Loan had a blended fixed effective interest rate of 4.66%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
At March 31, 2024 and December 31, 2023, the Company had $1.25 billion and $500 million, respectively, of loans outstanding under the Term Loan Agreement.

The Revolving Facility, 2027 Term Loan Facilities, 2028 Term Loan, and 2029 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at March 31, 2024.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of March 31, 2024 and December 31, 2023, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. At March 31, 2024, the Company had $183 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 15 days and a weighted average interest rate of 5.58%. At December 31, 2023, the Company had $720 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 37 days and a weighted average interest rate of 5.70%.
Senior Unsecured Notes
At March 31, 2024 and December 31, 2023, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.7 billion and $5.5 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2024.
During the three months ended March 31, 2024, there were no issuances, repurchases, or redemptions of senior unsecured notes; however, as described above, concurrently with the consummation of the Merger, the Company assumed $1.25 billion aggregate principal of senior unsecured notes.
The following table summarizes the Company’s senior unsecured notes issuances for the year ended December 31, 2023 (dollars in thousands):

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
During the year ended December 31, 2023, there were no repurchases or redemptions of senior unsecured notes.
Mortgage Debt
At March 31, 2024 and December 31, 2023, the Company had $382 million and $255 million, respectively, in aggregate principal of mortgage debt outstanding. At March 31, 2024, this mortgage debt was secured by 20 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $840 million. At December 31, 2023, this mortgage debt was secured by 15 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $587 million.
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
During each of the three months ended March 31, 2024 and 2023, the Company made aggregate principal repayments of mortgage debt of $1 million.

The Company has $142 million of mortgage debt secured by a portfolio of 13 outpatient medical buildings that matures in May 2026. In April 2022, the Company terminated its existing interest rate cap instruments associated with this variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026. In February 2023, the agreements associated with this variable rate mortgage debt were amended to change the interest rate benchmarks from LIBOR to SOFR, effective March 2023. Concurrently, the Company modified the related interest rate swap instruments to reflect the change in the interest rate benchmarks from LIBOR to SOFR (see Note 18). The variable rate mortgage debt associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2024 (dollars in thousands):

				Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loans	Amount	Interest Rate(4)	Amount	Interest Rate(4)	Total
2024	$—	$—	$—	$—	—%	$29,626	7.12%	$29,626
2025	—	—	—	800,000	3.92%	3,684	4.01%	803,684
2026	—	183,000	—	650,000	3.40%	344,999	4.89%	1,177,999
2027	—	—	500,000	850,000	3.23%	842	5.57%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,815	5.30%	1,252,815
Thereafter	—	—	750,000	3,550,000	4.35%	—	—%	4,300,000
	—	183,000	1,650,000	6,700,000		381,966		8,914,966
Premiums, (discounts), and debt issuance costs, net	—	—	(4,820)	(154,791)		440		(159,171)
	$—	$183,000	$1,645,180	$6,545,209		$382,406		$8,755,795
_______________________________________
(1)Commercial Paper Program borrowings are backstopped by the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(2)Effective interest rates on the senior unsecured notes range from 1.54% to 6.87% with a weighted average effective interest rate of 3.96% and a weighted average maturity of 5 years.
(3)Effective interest rates on the mortgage debt range from 3.44% to 8.96% with a weighted average effective interest rate of 5.18% and a weighted average maturity of 2 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
(4)Represents the weighted-average effective interest rate as of the end of the applicable period, including amortization of debt premiums (discounts) and debt issuance costs.
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
All lawsuits relating to the Merger that were filed against the Company have been voluntarily dismissed as of April 2024 (see Note 3).

DownREITs and Other Partnerships
In connection with the formation of certain limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. The Company has indemnification agreements on a total of 43 properties within its DownREITs.
Additionally, the Company owns a 49% interest in the Lab JV (see Note 8). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.
NOTE 12.  Equity and Redeemable Noncontrolling Interests

Dividends
On April 24, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on May 17, 2024 to stockholders of record as of the close of business on May 6, 2024.
During each of the three months ended March 31, 2024 and 2023, the Company declared and paid common stock cash dividends of $0.30 per share.
Issuance of Common Stock in Connection with the Merger
Pursuant to the terms set forth in the Merger Agreement, on the Closing Date, each outstanding share of Physicians Realty Trust (other than Physicians Realty Trust common shares that were canceled in accordance with the Merger Agreement) automatically converted into the right to receive 0.674 shares of the Company’s common stock. Based on the number of outstanding Physicians Realty Trust common shares as of the Closing Date, the Company issued 162 million shares of common stock. Refer to Note 3 for additional information regarding the Merger.
At-The-Market Equity Offering Program
In February 2023, in connection with the Reorganization, the Company terminated the previous at-the-market equity offering program (as amended from time to time, the “2020 ATM Program”) and established a new at-the-market equity offering program (the “2023 ATM Program” and, together with the 2020 ATM Program, the “ATM Programs”). The 2023 ATM Program was amended in March 2024 to contemplate the sale of the remaining shares of common stock pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 8, 2024. The ATM Programs allow for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (each, an “ATM forward contract”). The use of ATM forward contracts allows the Company to lock in a share price on the sale of shares at the time the ATM forward contract becomes effective, but defer receiving the proceeds from the sale of shares until a later date.
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
At March 31, 2024, $1.5 billion of the Company’s common stock remained available for sale under the 2023 ATM Program.
ATM Forward Contracts
During each of the three months ended March 31, 2024 and 2023, the Company did not utilize the forward provisions under the ATM Programs.
ATM Direct Issuances
During each of the three months ended March 31, 2024 and 2023, there were no direct issuances of shares of common stock under the ATM Programs.

Share Repurchase Program
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. During the three months ended March 31, 2024, the Company repurchased 5.8 million shares of its common stock at a weighted average price of $17.11 per share for a total of $100 million. During the year ended December 31, 2023, there were no repurchases under the Share Repurchase Program. At March 31, 2024, $344 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program, after considering $56 million of shares repurchased during the year ended December 31, 2022.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2024	December 31, 2023
Unrealized gains (losses) on derivatives, net	$40,353	$21,245
Supplemental Executive Retirement Plan minimum liability	(1,810)	(1,874)
Total accumulated other comprehensive income (loss)	$38,543	$19,371
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
On March 1, 2024, concurrently with the consummation of the Merger, the Company assumed one redeemable noncontrolling interest, which had not yet met the conditions for redemption as of March 31, 2024. As of March 31, 2024, there were five redeemable noncontrolling interests, four of which had met the conditions for redemption, but were not yet exercised. In April 2024, the Company exercised its option to buy out these four redeemable noncontrolling interests. Accordingly, the Company made aggregate cash payments for the total redemption value of $53 million to the related noncontrolling interest holders in April 2024 and acquired the redeemable noncontrolling interests associated with these entities.

Healthpeak OP
Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. During the three months ended March 31, 2023, subsequent to the Reorganization, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”), all of which were profits interests in Healthpeak OP (“LTIP Units”). During the three months ended March 31, 2024, OP Unitholders were issued approximately 2 million OP Units, all of which were LTIP Units. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of March 31, 2024 and December 31, 2023, there were approximately 3 million and 2 million OP Units outstanding, respectively. None of the outstanding OP Units met the criteria for redemption as of March 31, 2024 and December 31, 2023.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At March 31, 2024, there were approximately 11 million DownREIT units (14 million shares of Healthpeak common stock are issuable upon conversion) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At March 31, 2024, the carrying and market values of the 11 million DownREIT units were $316 million and $258 million, respectively. At December 31, 2023, there were approximately 5 million DownREIT units (7 million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At December 31, 2023, the carrying and market values of the 5 million DownREIT units were $199 million and $143 million, respectively.
NOTE 13.  Earnings Per Common Share

Basic income (loss) per common share (“EPS”) is computed based on the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the impact of forward equity sales agreements using the treasury stock method, common shares issuable from the assumed conversion of DownREIT units, stock options, certain performance restricted stock units, OP Units, and unvested restricted stock units. Only those instruments having a dilutive impact on the Company’s basic income (loss) per share are included in diluted income (loss) per share during the periods presented.
Certain restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
The Company considers the potential dilution resulting from forward agreements under its ATM Programs to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. Refer to Note 12 for a discussion of the sale of shares under and settlement of forward sales agreements, of which there were none during the three months ended March 31, 2024 and 2023.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net income (loss)	$11,177	$134,507
Noncontrolling interests’ share in earnings	(4,501)	(15,555)
Net income (loss) attributable to Healthpeak Properties, Inc.	6,676	118,952
Less: Participating securities’ share in earnings	(199)	(1,254)
Net income (loss) applicable to common shares - basic and diluted	$6,477	$117,698
Denominator
Basic weighted average shares outstanding	600,898	546,842
Dilutive potential common shares - equity awards(1)	181	268
Dilutive potential common shares - OP Units(2)	109	—
Diluted weighted average common shares	601,188	547,110
Earnings (loss) per common share
Basic	$0.01	$0.22
Diluted	$0.01	$0.22
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the three months ended March 31, 2024, represents the dilutive impact of 3 million outstanding OP Units.
For the three months ended March 31, 2024 and 2023, all 14 million and 7 million shares issuable upon conversion of DownREIT units, respectively, were not included because they were anti-dilutive.
NOTE 14.  Segment Disclosures

The Company’s reportable segments, based on how its CODM evaluates the business and allocates resources, are as follows: (i) outpatient medical, (ii) lab, and (iii) CCRC. The Company has non-reportable segments that are comprised primarily of: (i) an interest in an unconsolidated joint venture that owns 19 senior housing assets (the “SWF SH JV”) and (ii) loans receivable. These non-reportable segments have been presented on an aggregate basis within the Notes to the Consolidated Financial Statements herein. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC, as updated by Note 2 herein.
The Company evaluates performance based on property Adjusted NOI. Adjusted NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and government grant income and exclusive of interest income), less property level operating expenses; Adjusted NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI eliminates the effects of straight-line rents, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense.
Adjusted NOI is a non-GAAP supplemental measures that is calculated as Adjusted NOI from consolidated properties, plus the Company’s share of Adjusted NOI from unconsolidated joint ventures (calculated by applying the Company’s actual ownership percentage for the period), less noncontrolling interests’ share of Adjusted NOI from consolidated joint ventures (calculated by applying the Company’s actual ownership percentage for the period). Management utilizes its share of Adjusted NOI in assessing its performance as the Company has various joint ventures that contribute to its performance. The Company does not control its unconsolidated joint ventures, and the Company’s share of amounts from unconsolidated joint ventures do not represent the Company’s legal claim to such items. The Company’s share of Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP. Management believes that Adjusted NOI is an important supplemental measure because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting it on an unlevered basis. Additionally, management believes that net income (loss) is the most directly comparable GAAP measure to Adjusted NOI. Adjusted NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items.

Non-segment assets consist of assets in the Company’s other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, loans receivable, other assets, real estate assets held for sale, and liabilities related to assets held for sale.
The following tables summarize information for the reportable segments (in thousands):
For the three months ended March 31, 2024:

	Outpatient Medical	Lab	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$238,272	$223,761	$138,776	$5,059	$692	$606,560
Less: Interest income and other	—	—	—	(5,059)	(692)	(5,751)
Healthpeak’s share of unconsolidated joint venture total revenues	2,739	4,861	—	21,533	—	29,133
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,876)	(163)	—	—	—	(9,039)
Operating expenses	(81,268)	(56,840)	(105,621)	—	—	(243,729)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,083)	(1,324)	—	(16,099)	—	(18,506)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,430	43	—	—	—	2,473
Adjustments to NOI(1)	(6,127)	(21,435)	—	(47)	—	(27,609)
Adjusted NOI	146,087	148,903	33,155	5,387	—	333,532
Plus: Adjustments to NOI(1)	6,127	21,435	—	47	—	27,609
Interest income and other	—	—	—	5,059	692	5,751
Interest expense	(3,131)	—	(996)	—	(56,780)	(60,907)
Depreciation and amortization	(106,292)	(78,908)	(34,019)	—	—	(219,219)
General and administrative	—	—	—	—	(23,299)	(23,299)
Transaction and merger-related costs	(113)	(9)	(73)	—	(107,025)	(107,220)
Impairments and loan loss reserves, net	—	—	—	(11,458)	—	(11,458)
Gain (loss) on sales of real estate, net	3,255	—	—	—	—	3,255
Other income (expense), net	71	78,983	(239)	—	(299)	78,516
Less: Healthpeak’s share of unconsolidated joint venture NOI	(1,656)	(3,537)	—	(5,434)	—	(10,627)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	6,446	120	—	—	—	6,566
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	50,794	166,987	(2,172)	(6,399)	(186,711)	22,499
Income tax benefit (expense)	—	—	—	—	(13,698)	(13,698)
Equity income (loss) from unconsolidated joint ventures	(1,110)	2,811	—	675	—	2,376
Net income (loss)	$49,684	$169,798	$(2,172)	$(5,724)	$(200,409)	$11,177
_______________________________________
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

For the three months ended March 31, 2023:

	Outpatient Medical	Lab	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$186,967	$205,464	$127,084	$6,163	$—	$525,678
Government grant income(1)	—	—	137	—	—	137
Less: Interest income and other	—	—	—	(6,163)	—	(6,163)
Healthpeak’s share of unconsolidated joint venture total revenues	745	2,165	—	20,346	—	23,256
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	228	—	228
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,963)	(143)	—	—	—	(9,106)
Operating expenses	(64,398)	(57,566)	(101,124)	—	—	(223,088)
Healthpeak’s share of unconsolidated joint venture operating expenses	(305)	(1,182)	—	(15,006)	—	(16,493)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,595	40	—	—	—	2,635
Adjustments to NOI(2)	(3,821)	(832)	50	(21)	—	(4,624)
Adjusted NOI	112,820	147,946	26,147	5,547	—	292,460
Plus: Adjustments to NOI(2)	3,821	832	(50)	21	—	4,624
Interest income and other	—	—	—	6,163	—	6,163
Interest expense	(1,920)	—	(1,816)	—	(44,227)	(47,963)
Depreciation and amortization	(71,158)	(75,582)	(32,485)	—	—	(179,225)
General and administrative	—	—	—	—	(24,547)	(24,547)
Transaction and merger-related costs	(132)	(158)	(219)	—	(1,916)	(2,425)
Impairments and loan loss reserves, net	—	—	—	2,213	—	2,213
Gain (loss) on sales of real estate, net	21,312	60,498	—	(232)	—	81,578
Other income (expense), net	204	4	(667)	—	1,231	772
Less: Government grant income	—	—	(137)	—	—	(137)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(440)	(983)	—	(5,568)	—	(6,991)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	6,368	103	—	—	—	6,471
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	70,875	132,660	(9,227)	8,144	(69,459)	132,993
Income tax benefit (expense)	—	—	—	—	(302)	(302)
Equity income (loss) from unconsolidated joint ventures	189	598	—	1,029	—	1,816
Net income (loss)	$71,064	$133,258	$(9,227)	$9,173	$(69,761)	$134,507
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
See Note 3 for impacts to segment assets as a result of the Merger. See these Notes to the Consolidated Financial Statements for other significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid, net of capitalized interest	$73,789	$65,367
Income taxes paid (refunded)	871	160
Capitalized interest	15,232	14,093
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	4,339	80
Accrued construction costs	108,797	161,774
Retained investment in connection with Callan Ridge JV (see Note 8)	69,255	—
Non-cash assets and liabilities assumed in connection with the Merger (see Note 3)	2,927,611	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning of period:
Cash and cash equivalents	$117,635	$72,032
Restricted cash	51,388	54,802
Cash, cash equivalents, and restricted cash	$169,023	$126,834
End of period:
Cash and cash equivalents	$101,763	$59,235
Restricted cash	55,395	57,990
Cash, cash equivalents, and restricted cash	$157,158	$117,225
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of March 31, 2024 and December 31, 2023, the account balances at certain institutions exceeded the FDIC insurance coverage.
NOTE 16.  Variable Interest Entities

Operating Subsidiary
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

Unconsolidated Variable Interest Entities
At each of March 31, 2024 and December 31, 2023, the Company had investments in two unconsolidated VIE joint ventures. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC Investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
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
Debt Securities Investment. At December 31, 2022, the Company held $22 million of commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac) through a special purpose entity that had been identified as a VIE because it was “thinly capitalized.” The CMBS issued by the VIE were backed by mortgage debt obligations on real estate assets. These securities were classified as held-to-maturity because the Company had the intent and ability to hold the securities until maturity. These securities matured on December 31, 2022, and the Company received the related proceeds in January 2023. At each of March 31, 2024 and December 31, 2023, there was no balance remaining for these securities.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2024 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment	Other assets, net	$14,985
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	17,131
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of March 31, 2024, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at March 31, 2024 and December 31, 2023 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
DownREITs.  In connection with the Merger, during the three months ended March 31, 2024, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity (see Note 3). As of March 31, 2024 and December 31, 2023, the Company held a controlling ownership interest in and was the managing member of eight and seven DownREITs, respectively. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets
Buildings and improvements	$5,596,885	$2,392,375
Development costs and construction in progress	96,193	47,481
Land and improvements	742,228	307,166
Accumulated depreciation and amortization	(701,169)	(665,791)
Net real estate	5,734,137	2,081,231
Loans receivable, net	114,154	—
Investments in and advances to unconsolidated joint ventures	56,112	—
Accounts receivable, net	13,420	5,906
Cash and cash equivalents	24,058	18,410
Restricted cash	1,793	613
Intangible assets, net	919,727	56,975
Right-of-use asset, net	289,201	97,575
Other assets, net	168,881	79,248
Total assets	$7,321,483	$2,339,958
Liabilities
Term loans	$402,278	$—
Senior unsecured notes	1,139,838	—
Mortgage debt	270,803	144,874
Intangible liabilities, net	129,666	11,884
Lease liability	198,324	99,725
Accounts payable, accrued liabilities, and other liabilities	120,615	54,975
Deferred revenue	74,931	48,316
Total liabilities	$2,336,455	$359,774
NOTE 17.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	March 31, 2024(3)		December 31, 2023(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$267,798	$274,324	$218,450	$218,450
Interest rate swap instruments(2)	47,440	47,440	21,359	21,359
Bank line of credit and commercial paper(2)	183,000	183,000	720,000	720,000
Term loans(2)	1,645,180	1,645,180	496,824	496,824
Senior unsecured notes(1)	6,545,209	6,062,717	5,403,378	5,144,667
Mortgage debt(2)	382,406	381,522	256,097	244,135
_______________________________________
(1)Level 1: Fair value is calculated based on quoted prices in active markets.
(2)Level 2: For loans receivable, net, interest rate swap instruments, and mortgage debt, fair value is based on standardized pricing models in which significant inputs or value drivers are observable in active markets. For bank line of credit, commercial paper, and term loans, the carrying values are a reasonable estimate of fair value because the borrowings are primarily based on market interest rates and the Company’s credit rating.
(3)During the three months ended March 31, 2024 and year ended December 31, 2023, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 18.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At March 31, 2024, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $64 million.
In April 2022, the Company entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026 on $142 million of variable rate mortgage debt secured by a portfolio of outpatient medical buildings (see Note 10). In February 2023, the Company modified these two interest rate swap instruments to reflect the change in the related variable rate mortgage debt’s interest rate benchmarks from LIBOR to SOFR (see Note 10). The Company applied certain practical expedients provided by the reference rate reform ASUs in connection with the modifications to these cash flow hedges (see Note 2).
In August 2022, the Company entered into two forward-starting interest rate swap instruments on the $500 million aggregate principal amount of the 2027 Term Loan Facilities (see Note 10). The interest rate swap instruments are designated as cash flow hedges.
In January 2024, the Company entered into forward-starting interest rate swap instruments on the $750 million aggregate principal amount of the 2029 Term Loan (see Note 10). The interest rate swap instruments are designated as cash flow hedges.
Additionally, on March 1, 2024, concurrently with the consummation of the Merger, the Company acquired: (i) three interest rate swap instruments on the $400 million aggregate principal amount of the 2028 Term Loan that are designated as cash flow hedges and (ii) one interest rate swap instrument on $36 million of variable rate mortgage debt that is designated as a cash flow hedge (see Note 10).
The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	March 31, 2024	December 31, 2023
October 2019(3)	October 2024	Cash flow	$36,050	1.37%	1 mo. USD-SOFR CME Term	$787	$—
April 2022	May 2026	Cash flow	51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	2,003	1,602
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	3,566	2,851
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	10,952	7,933
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	12,408	8,973
May 2023(3)(4)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	6,279	—
January 2024(5)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	11,445	—
						$47,440	$21,359
_____________________________
(1)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
(2)At each of March 31, 2024 and December 31, 2023, the interest rate swap instruments were in an asset position. Derivative assets are recorded at fair value in other assets, net on the Consolidated Balance Sheets.
(3)Includes interest rate swap instruments acquired as part of the Merger (see Note 3). These interest rate swap instruments were redesignated as cash flow hedges on the Closing Date. As a result of the Merger, the aggregate fair value of these interest rate swap instruments was determined to be $7 million on March 1, 2024, which was recognized within other assets, net on the Consolidated Balance Sheets on the Closing Date. These fair values are being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related interest rate swap instruments.
(4)Includes two interest rate swap instruments each with notional amounts of $110 million and one interest rate swap instrument with a notional amount of $180 million.
(5)Includes the following: (i) two interest rate swap instruments each with a pay rate of 3.56% and $50 million notional amount; (ii) three interest rate swap instruments each with a pay rate of 3.57% and $50 million notional amount; (iii) one interest rate swap instrument with a pay rate of 3.58% and $100 million notional amount; (iv) five interest rate swap instruments each with a pay rate of 3.60% and $50 million notional amount; and (v) three interest rate swap instruments each with a pay rate of 3.61% and $50 million notional amount.

NOTE 19. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	March 31, 2024	December 31, 2023
Refundable entrance fees	$248,158	$251,874
Accrued construction costs	108,797	105,572
Accrued interest	56,411	59,492
Other accounts payable and accrued liabilities(1)	303,825	240,258
Accounts payable, accrued liabilities, and other liabilities	$717,191	$657,196
_______________________________________
(1)As of March 31, 2024 and December 31, 2023, includes $7 million and $8 million, respectively, of severance-related obligations associated with the departure of a former CEO in October 2022 that had not yet been paid.
NOTE 20. Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	March 31, 2024	December 31, 2023
Nonrefundable entrance fees(1)	$569,412	$562,026
Other deferred revenue(2)	354,264	343,607
Deferred revenue	$923,676	$905,633
_______________________________________
(1)During each of the three months ended March 31, 2024 and 2023, the Company collected nonrefundable entrance fees of $29 million. During the three months ended March 31, 2024 and 2023, the Company recognized amortization of $22 million and $20 million, respectively, which is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three months ended March 31, 2024 and 2023, the Company recognized amortization related to other deferred revenue of $15 million and $13 million, respectively, which is included in rental and related revenues on the Consolidated Statements of Operations.

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
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, principal risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
•macroeconomic trends, including inflation, interest rates, construction and labor costs, and unemployment;
•risks associated with the Merger (as defined below), including, but not limited to, our ability to integrate the operations of the Company and Physicians Realty Trust successfully and realize the anticipated synergies and other benefits of the Merger or do so within the anticipated time frame;
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
•operational risks associated with third-party management contracts, including the additional regulation and liabilities of our properties operated through structures permitted by the Housing and Economic Recovery Act of 2008, which includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”);
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
•our ability to satisfy environmental, social, and governance (“ESG”) and sustainability commitments and requirements, as well as stakeholder expectations;
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

Important Information Regarding Our Disclosure to Investors
We may use our website (www.healthpeak.com) and our LinkedIn account (https://www.linkedin.com/company/healthpeak) to communicate with our investors and disclose company information. The information disclosed through those channels may be considered to be material, so investors should monitor them in addition to our press releases, U.S. Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. The contents of our website or social media channels referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.
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
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that owns, operates, and develops high-quality real estate for healthcare discovery and delivery in the United States (“U.S.”). Our company was originally founded in 1985. We hold substantially all of our assets and conduct our operations through the operating subsidiary, Healthpeak OP, LLC, a consolidated subsidiary of which we are the managing member. We are a Maryland corporation and qualify as a self-administered REIT. We are headquartered in Denver, Colorado, with additional corporate offices in California, Tennessee, Wisconsin, and Massachusetts and property management offices in several locations throughout the U.S.
We have a diversified portfolio of high-quality healthcare properties across three core asset classes of outpatient medical, lab, and continuing care retirement community (“CCRC”) real estate. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”) and (ii) loans receivable. These non-reportable segments have been presented on an aggregate basis herein.
The Merger
On March 1, 2024 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated October 29, 2023 (the “Merger Agreement”), by and among us, DOC DR Holdco, LLC (formerly known as Alpine Sub, LLC), one of our wholly owned subsidiaries (“DOC DR Holdco”), DOC DR, LLC (formerly known as Alpine OP Sub, LLC), a wholly owned subsidiary of Healthpeak OP (“DOC DR OP Sub”), Physicians Realty Trust, Physicians Realty L.P. (the “Physicians Partnership”): (i) Physicians Realty Trust merged with and into DOC DR Holdco (the “Company Merger”), with DOC DR Holdco surviving as our wholly owned subsidiary (the “Company Surviving Entity”); (ii) immediately following the effectiveness of the Company Merger, we contributed all of the outstanding equity interests in the Company Surviving Entity to Healthpeak OP (the “Contribution”); and (iii) immediately following the Contribution, Physicians Partnership merged with and into DOC DR OP Sub (the “Partnership Merger” and, together with the Company Merger, the “Merger”), with DOC DR OP Sub surviving as a subsidiary of Healthpeak OP. Subsequent to the Closing Date, the “Combined Company” means Healthpeak and its subsidiaries.
On the Closing Date, each outstanding common share of Physicians Realty Trust (other than Physicians Realty Trust common shares that were canceled in accordance with the Merger Agreement) were converted into the right to receive 0.674 (the “Exchange Ratio”) shares of our common stock, and each outstanding common unit of the Physicians Partnership was converted into common units in the successor entity to the Physicians Partnership equal to the Exchange Ratio.
As a result of the Merger, we acquired 299 outpatient medical buildings. See Note 3 to the Consolidated Financial Statements for additional information.

At March 31, 2024, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 774 properties. The following table summarizes information for our reportable and other non-reportable segments for the three months ended March 31, 2024 (dollars in thousands):

Segment	Net Income (Loss)	Total Portfolio Adjusted NOI(1)	Number of Properties
Outpatient medical	$49,684	$146,087	594
Lab	169,798	148,903	146
CCRC	(2,172)	33,155	15
Other non-reportable	(5,724)	5,387	19
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
For a description of our significant activities during 2024, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.
Business Strategy
Our strategy is to invest in and manage real estate focused on healthcare discovery and delivery. We manage our real estate portfolio for the long-term to maximize risk-adjusted returns and support the growth of our dividends. Our strategy consists of four core elements:
(i)Our real estate: Our portfolio consists of high-quality properties in desirable locations. Our portfolio is focused on outpatient medical and lab buildings, favorable sectors that benefit from the universal desire for improved health. We have built scale and fostered deep industry relationships, two unique factors that provide us with a competitive advantage.
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
Increased interest rates, high inflation, supply chain disruptions over the past few years, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and limited the availability of capital. In addition, increased interest rates could adversely impact our borrowing costs, the fair value of our fixed rate instruments, and real estate values generally, including our real estate.
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
We continuously monitor the effects of domestic and global events, including but not limited to inflation, labor shortages, supply chain matters, rising interest rates, and challenges in the financial markets, on our operations and financial position, as well as on the operations and financial position of our tenants, operators, and borrowers, to enable us to remain responsive and adaptable to the dynamic changes in our operating environment.

See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional discussion of the risks posed by macroeconomic conditions, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.
Company Highlights
On March 1, 2024, we completed the Merger with Physicians Realty Trust, which resulted in the acquisition of 299 outpatient medical buildings. Following the closing of the Merger, shares of our common stock began trading on the New York Stock Exchange under the ticker symbol “DOC” on March 4, 2024.
Real Estate Transactions
•In January 2024, we sold a 65% interest in two lab buildings in San Diego, California (the “Callan Ridge JV”) to a third-party for net proceeds of $128 million.
•In March 2024, we sold two outpatient medical buildings for $29 million.
•In April 2024, we sold a portfolio of seven lab buildings for $180 million.
•In April 2024, we exercised our option to buy out four redeemable noncontrolling interests, made aggregate cash payments for the total redemption value of $53 million to the related noncontrolling interest holders, and acquired the redeemable noncontrolling interests associated with these entities.
Financing Activities
•In March 2024, we executed a $750 million five year unsecured term loan (the “2029 Term Loan”) incurred as an incremental facility under the term loan agreement. In January 2024, we entered into forward-starting interest rate swap instruments on the 2029 Term Loan which are designated as cash flow hedges and establish a fixed effective interest rate of 4.66%.
•During the three months ended March 31, 2024, we repurchased 5.8 million shares of our common stock under our Share Repurchase Program (as defined below) at a weighted average price of $17.11 per share for a total of $100 million.
Other Activities
•In February 2024, in connection with a refinance of one of our existing seller financing loans receivable, we received a partial principal repayment of $69 million and extended the maturity date to August 2027.
Dividends
The following table summarizes our common stock cash dividends declared in 2024:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 31	February 14	$0.30	February 26
April 24	May 6	0.30	May 17
Results of Operations
We evaluate our business and allocate resources among our reportable business segments: (i) outpatient medical, (ii) lab, and (iii) CCRC. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Our CCRCs are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in our unconsolidated SWF SH JV and (ii) loans receivable. These non-reportable segments have been presented on an aggregate basis herein. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.

Non-GAAP Financial Measures
Adjusted Net Operating Income
Adjusted NOI is a non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measure used to evaluate the operating performance of real estate. Adjusted NOI is defined as real estate revenues (inclusive of rental and related revenues, resident fees and services, and government grant income and exclusive of interest income), less property level operating expenses; Adjusted NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 14 to the Consolidated Financial Statements. Adjusted NOI eliminates the effects of straight-line rents, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. Adjusted NOI is calculated as Adjusted NOI from consolidated properties, plus our share of Adjusted NOI from unconsolidated joint ventures (calculated by applying our actual ownership percentage for the period), less noncontrolling interests’ share of Adjusted NOI from consolidated joint ventures (calculated by applying our actual ownership percentage for the period). We utilize our share of Adjusted NOI in assessing our performance as we have various joint ventures that contribute to our performance. We do not control our unconsolidated joint ventures, and our share of amounts from unconsolidated joint ventures do not represent our legal claim to such items. Our share of Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, our financial information presented in accordance with GAAP.
Adjusted NOI is oftentimes referred to as “Cash NOI.” Management believes Adjusted NOI is an important supplemental measure because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and present them on an unlevered basis. We use Adjusted NOI to make decisions about resource allocations, to assess and compare property level performance, and to evaluate our Merger-Combined Same-Store (“Merger-Combined SS”) performance, as described below. We believe that net income (loss) is the most directly comparable GAAP measure to Adjusted NOI. Adjusted NOI should not be viewed as an alternative measure of operating performance to net income (loss) as defined by GAAP since it does not reflect various excluded items. Further, our definition of Adjusted NOI may not be comparable to the definitions used by other REITs or real estate companies, as they may use different methodologies for calculating Adjusted NOI. For a reconciliation of Adjusted NOI to net income (loss) by segment, refer to Note 14 to the Consolidated Financial Statements.
Operating expenses generally relate to leased outpatient medical and lab buildings, as well as CCRC facilities. We generally recover all or a portion of our leased outpatient medical and lab property expenses through tenant recoveries, which are recognized within rental and related revenues.
Merger-Combined Same-Store Adjusted NOI
Merger-Combined Same-Store Adjusted NOI includes legacy Physicians Realty Trust properties that met the same-store criteria as if they were owned by the Company for the full analysis period. This information allows our investors, analysts, and us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties, excluding properties within the other non-reportable segments. We include properties from our consolidated portfolio, as well as properties owned by our unconsolidated joint ventures in Adjusted NOI (see Adjusted NOI definitions above for further discussion regarding our use of pro-rata share information and its limitations). Merger-Combined Same-Store Adjusted NOI excludes government grant income under the CARES Act, amortization of deferred revenue from tenant-funded improvements, and certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis.
Properties are included in Merger-Combined Same-Store once they are fully operating for the entirety of the comparative periods presented. A property is removed from Merger-Combined Same-Store when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event that significantly impacts operations, or a significant tenant relocates from a Merger-Combined Same-Store property to a Merger-Combined non Same-Store property and that change results in a corresponding increase in revenue. We do not report Merger-Combined Same-Store metrics for our other non-reportable segments.
Management believes that continued reporting of the same-store portfolio for only pre-merger Healthpeak Properties, Inc. offers minimal value to investors who are seeking to understand the operating performance and growth potential of the Combined Company. The Company was provided access to the underlying financial statements of legacy Physicians Realty Trust (which financial statements have been audited or, in the case of interim periods, reviewed) and other detailed information about each property, such as the acquisition date. Based on this available information, the Company was able to consistently apply its same-store definition across the combined portfolio. As a result of the Merger, approximately 98% of the combined portfolio is represented in the Merger-Combined Same-Store presentation for the outpatient medical segment.
For a reconciliation of Same-Store to total portfolio Adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.

Nareit FFO. Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“Nareit”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate, plus real estate-related depreciation and amortization, and adjustments to compute our share of Nareit FFO from joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of Nareit FFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. For consolidated joint ventures in which we do not own 100%, we reflect our share of the equity by adjusting our Nareit FFO to remove the third-party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro rata presentations of reconciling items included in Nareit FFO do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
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
We believe Nareit FFO applicable to common shares and diluted FFO applicable to common shares are important supplemental non-GAAP measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets utilizes straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. The term Nareit FFO was designed by the REIT industry to address this issue.
Nareit FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss). We compute Nareit FFO in accordance with the current Nareit definition; however, other REITs may report Nareit FFO differently or have a different interpretation of the current Nareit definition from ours. For a reconciliation of net income (loss) to Nareit FFO and other relevant disclosures, refer to “Non-GAAP Financial Measures Reconciliations” below.
FFO as Adjusted. In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction and merger-related items, other impairments (recoveries) and other losses (gains), restructuring and severance-related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). These adjustments are net of tax, when applicable, and are reflective of our share from our joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FFO as Adjusted for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FFO as Adjusted to remove the third-party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. See “Nareit FFO” above for further disclosures regarding our use of pro rata share information and its limitations. Transaction and merger-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Other impairments (recoveries) and other losses (gains) include interest income associated with early and partial repayments of loans receivable and other losses or gains associated with non-depreciable assets including goodwill, undeveloped land parcels, and loans receivable. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Adjusted FFO (“AFFO”). AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) stock-based compensation amortization expense, (ii) amortization of deferred financing costs and debt discounts (premiums), (iii) straight-line rents, (iv) deferred income taxes, (v) amortization of above (below) market lease intangibles, net, and (vi) other AFFO adjustments, which include: (a) lease incentive amortization (reduction of straight-line rents), (b) actuarial reserves for insurance claims that have been incurred but not reported, and (c) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements (“AFFO capital expenditures”). All adjustments are reflective of our pro rata share of both our consolidated and unconsolidated joint ventures (reported in “other AFFO adjustments”). We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third-party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. See “Nareit FFO” above for further disclosures regarding our use of pro rata share information and its limitations. We believe AFFO is an alternative run-rate earnings measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, and (iv) restructuring and severance-related charges. Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT, and by presenting AFFO, we are assisting these parties in their evaluation. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosures, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Overview(1)

The following table summarizes results for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net income (loss) applicable to common shares	$6,477	$117,698	$(111,221)
Nareit FFO	160,588	228,101	(67,513)
FFO as Adjusted	275,270	229,541	45,729
AFFO	245,436	207,659	37,777
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•an increase in transaction and merger-related costs, primarily as a result of costs incurred in connection with the Merger;
•a decrease in gains on sale of depreciable real estate related to lab and outpatient medical building sales during 2024 as compared to 2023;
•an increase in depreciation, primarily as a result of: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2023;
•an increase in loan loss reserves primarily as a result of reserves recognized on loans receivable acquired as part of the Merger;
•an increase in income tax expense primarily as a result of an income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024; and
•an increase in interest expense, primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt, (ii) senior unsecured notes issued in January and May 2023, and (iii) borrowings under the 2029 Term Loan which closed in March 2024.
The decrease in net income (loss) applicable to common shares was partially offset by:
•a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024; and
•an increase in NOI generated from our lab and outpatient medical segments related to: (i) assets acquired as part of the Merger, (ii) development and redevelopment projects placed in service during 2023, and (iii) new leasing activity during 2023 and 2024 (including the impact to straight-line rents).
Nareit FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•gain upon change of control;
•gain on sales of depreciable real estate;
•depreciation and amortization expense; and
•taxes associated with real estate dispositions.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•transaction and merger-related items; and
•loan loss reserves.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO.

Segment Analysis
The following tables provide selected operating information for our Merger-Combined Same-Store and total property portfolio for each of our reportable segments. For the three months ended March 31, 2024, our Merger-Combined Same-Store consists of 714 properties representing properties fully operating on or prior to January 1, 2023 and that remained in operations through March 31, 2024. Legacy Physicians Realty Trust properties that met the same-store criteria are included in both periods presented as if they were owned by the Company for the full analysis period. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 774 and 476 properties at March 31, 2024 and 2023, respectively. Included in our total property portfolio at each of March 31, 2024 and 2023 are 19 senior housing assets in our SWF SH JV.

Outpatient Medical

The following table summarizes results at and for the three months ended March 31, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$315,387	$306,517	$8,870	$238,272	$186,967	$51,305
Healthpeak’s share of unconsolidated joint venture total revenues	6,292	5,857	435	2,739	745	1,994
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,923)	(8,785)	(138)	(8,876)	(8,963)	87
Operating expenses	(104,480)	(102,880)	(1,600)	(81,268)	(64,398)	(16,870)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,391)	(2,215)	(176)	(1,083)	(305)	(778)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,527	2,539	(12)	2,430	2,595	(165)
Adjustments to NOI(3)	(6,102)	(3,855)	(2,247)	(6,127)	(3,821)	(2,306)
Adjusted NOI	$202,310	$197,178	$5,132	146,087	112,820	33,267
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				61,398	90,186	(28,788)
Less: Merger-Combined Non-SS Adjusted NOI				(5,175)	(5,828)	653
Merger-Combined SS Adjusted NOI				$202,310	$197,178	$5,132
Adjusted NOI % change			2.6%
Property count(5)	580	580		594	295
End of period occupancy(6)	92.1%	92.0%		92.0%	89.8%
Average occupancy(6)	92.1%	92.0%		91.9%	89.8%
Average occupied square feet	36,476	36,424		37,039	21,550
Average annual total revenues per occupied square foot(7)	$35	$34		$36	$35
Average annual base rent per occupied square foot(8)	$30	$31		$30	$28
___________________________________
(1)Merger-Combined Same-Store includes legacy Physicians Realty Trust properties that met the same-store criteria as if they were owned by the Company for the full analysis period. Refer to “Non-GAAP Financial Measures” above for the definitions of Merger-Combined Same-Store.
(2)Total Portfolio includes results of operations from disposed properties through the disposition date. 2024 Total Portfolio includes results of operations for legacy Healthpeak prior to the Closing Date and results of operations for the Combined Company after the Closing Date.
(3)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. See Note 14 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our first quarter 2023 presentation of Same-Store, we added: (i) 292 properties acquired as part of the Merger, (ii) 4 stabilized acquisitions, (iii) 8 stabilized developments placed in service, and (iv) 5 stabilized redevelopments placed in service, and we removed 2 assets that were sold.
(6)Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(7)Average annual total revenues does not include non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
(8)Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals;
•annual rent escalations; and
•higher average occupancy; partially offset by
•higher operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•increased Adjusted NOI from the outpatient medical buildings acquired as part of the Merger;
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased Adjusted NOI from our 2023 and 2024 dispositions.

Lab

The following table summarizes results at and for the three months ended March 31, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$186,673	$180,614	$6,059	$223,761	$205,464	$18,297
Healthpeak’s share of unconsolidated joint venture total revenues	943	1,021	(78)	4,861	2,165	2,696
Noncontrolling interests’ share of consolidated joint venture total revenues	(136)	(127)	(9)	(163)	(143)	(20)
Operating expenses	(49,491)	(50,525)	1,034	(56,840)	(57,566)	726
Healthpeak’s share of unconsolidated joint venture operating expenses	(465)	(665)	200	(1,324)	(1,182)	(142)
Noncontrolling interests’ share of consolidated joint venture operating expenses	36	32	4	43	40	3
Adjustments to NOI(2)	(14,185)	(10,217)	(3,968)	(21,435)	(832)	(20,603)
Adjusted NOI	$123,375	$120,133	$3,242	148,903	147,946	957
Less: Merger-Combined Non-SS Adjusted NOI				(25,528)	(27,813)	2,285
Merger-Combined SS Adjusted NOI				$123,375	$120,133	$3,242
Adjusted NOI % change			2.7%
Property count(3)	119	119		146	147
End of period occupancy(4)	96.0%	98.2%		96.0%	98.4%
Average occupancy(4)	96.6%	98.5%		96.6%	98.6%
Average occupied square feet	9,106	9,280		10,080	10,455
Average annual total revenues per occupied square foot(5)	$76	$74		$83	$80
Average annual base rent per occupied square foot(6)	$57	$55		$63	$60
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. See Note 14 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(3)From our first quarter 2023 presentation of Same-Store, we added: (i) six stabilized developments placed in service, (ii) two stabilized redevelopments placed in service, and (iii) two buildings that previously experienced a significant tenant relocation, and we removed: (i) eight buildings that were placed into redevelopment, (ii) two buildings that experienced a significant tenant relocation, and (iii) one asset that was placed into land held for development.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Average annual total revenues does not include non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
(6)Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations; and
•lower operating expenses; partially offset by
•lower occupancy.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•increased Adjusted NOI from developments and redevelopments placed in service in 2023.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023	Change	2024	2023	Change
Resident fees and services	$138,478	$127,084	$11,394	$138,776	$127,084	$11,692
Government grant income(1)	—	—	—	—	137	(137)
Operating expenses	(104,995)	(100,678)	(4,317)	(105,621)	(101,124)	(4,497)
Adjustments to NOI(2)	—	50	(50)	—	50	(50)
Adjusted NOI	$33,483	$26,456	$7,027	33,155	26,147	7,008
Plus (less): Merger-Combined Non-SS adjustments				328	309	19
Merger-Combined SS Adjusted NOI				$33,483	$26,456	$7,027
Adjusted NOI % change			26.6%
Property count(3)	15	15		15	15
Average occupancy(4)	85.2%	83.1%		85.2%	83.1%
Average occupied units(5)	6,031	5,908		6,043	5,908
Average annual rent per occupied unit	$91,844	$86,042		$91,859	$86,135
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. See Note 14 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by segment to net income (loss).
(3)From our first quarter 2023 presentation of Merger-Combined Same-Store, no properties were added or removed.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Represents average occupied units as reported by the operators for the three-month period.
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees;
•higher occupancy; partially offset by
•higher costs of labor and management fees.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Interest income and other	$5,751	$6,163	$(412)
Interest expense	60,907	47,963	12,944
Depreciation and amortization	219,219	179,225	39,994
General and administrative	23,299	24,547	(1,248)
Transaction and merger-related costs	107,220	2,425	104,795
Impairments and loan loss reserves (recoveries), net	11,458	(2,213)	13,671
Gain (loss) on sales of real estate, net	3,255	81,578	(78,323)
Other income (expense), net	78,516	772	77,744
Income tax benefit (expense)	(13,698)	(302)	(13,396)
Equity income (loss) from unconsolidated joint ventures	2,376	1,816	560
Noncontrolling interests’ share in earnings	(4,501)	(15,555)	11,054
Interest income and other
Interest income and other decreased for the three months ended March 31, 2024 primarily as a result of principal repayments on loans receivable in 2023 and 2024, partially offset by mezzanine and senior loans receivable acquired as part of the Merger.
Interest expense
Interest expense increased for the three months ended March 31, 2024 primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt, (ii) senior unsecured notes issued in January and May 2023, and (iii) borrowings under the 2029 Term Loan which closed in March 2024, partially offset by lower borrowings on the commercial paper program.
Depreciation and amortization
Depreciation and amortization expense increased for the three months ended March 31, 2024 primarily as a result of: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2023, partially offset by: (i) assets placed into development and redevelopment in 2023 and 2024 and (ii) dispositions of real estate in 2023 and 2024.
General and administrative
General and administrative expenses decreased for the three months ended March 31, 2024 primarily as a result of: (i) lower depreciation expense on corporate assets, (ii) lower corporate office rent expense, and (iii) merger-related synergies.
Transaction and merger-related costs
Transaction and merger-related costs increased for the three months ended March 31, 2024 primarily as a result of advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs incurred in connection with the Merger, partially offset by expenses incurred in connection with our reorganization to an UPREIT structure in 2023.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net increased for the three months ended March 31, 2024 as a result of an increase in loan loss reserves under the current expected credit losses model. The increase in loan loss reserves for the three months ended March 31, 2024 is primarily a result of: (i) reserves recognized on senior loans and mezzanine loans receivable acquired as part of the Merger and (ii) reserves recognized on seller financing loans refinanced during the quarter.

Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net decreased during the three months ended March 31, 2024 as a result of the $3 million gain on sales of two outpatient medical buildings which were sold during the three months ended March 31, 2024, as compared to: (i) the $60 million gain on sales of two lab buildings in Durham, North Carolina, which were sold during the three months ended March 31, 2023 and (ii) the $21 million gain on sales of two outpatient medical buildings, which were sold during the three months ended March 31, 2023. Refer to Note 5 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income increased for the three months ended March 31, 2024 primarily due to a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024.
Income tax benefit (expense)
Income tax expense increased for the three months ended March 31, 2024 primarily as a result of income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the three months ended March 31, 2024 primarily as a result of increased income from the South San Francisco JVs, partially offset by losses on unconsolidated joint ventures acquired as part of the Merger.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings decreased for the three months ended March 31, 2024 primarily as a result of a gain on sale of an outpatient medical building in a consolidated joint venture that was sold during the first quarter of 2023.
Liquidity and Capital Resources
We anticipate that our cash flows from operations, available cash balances, and cash from our various financing activities will be adequate for the next 12 months and for the foreseeable future for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying funding of distributions to our stockholders and non-controlling interest members. During the three months ended March 31, 2024, distributions to common shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $19 million. Distributions are made using a combination of cash flows from operations, funds available under our bank line of credit (the “Revolving Facility”) and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
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
•cash flows from operations;
•sale of, or exchange of ownership interests in, properties or other investments;
•borrowings under our Revolving Facility and commercial paper program;
•issuance of additional debt, including unsecured notes, term loans, and mortgage debt; and/or
•issuance of common or preferred stock or its equivalent, including sales of common stock under the ATM Program (as defined below).
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our 2029 Term Loan, our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “2027 Term Loan Facilities”), our 2028 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of April 24, 2024, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.

A downgrade in credit ratings by Moody’s or S&P Global may have a negative impact on (i) the interest rates of our Revolving Facility, 2027 Term Loan Facilities, 2028 Term Loan, and 2029 Term Loan, (ii) facility fees for our Revolving Facility, and (iii) the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of economic and market conditions on our business.
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt increased by $1.9 billion to $8.8 billion at March 31, 2024, when compared to December 31, 2023, primarily as a result of: (i) $1.25 billion aggregate principal of senior unsecured notes assumed as part of the Merger; (ii) borrowings under the 2029 Term Loan with an aggregate principal balance of $750 million which was executed on March 1, 2024; (iii) the 2028 Term Loan with an aggregate principal balance of $400 million which was assumed as part of the Merger; and (iv) $128 million aggregate principal of mortgage debt assumed as part of the Merger, partially offset by a $537 million decrease in notes outstanding under our commercial paper program. See Note 10 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $2 million to $178 million at March 31, 2024, when compared to December 31, 2023, primarily as a result of additional construction spend on projects in development and redevelopment during the first quarter of 2024, thereby decreasing the remaining commitment, partially offset by: (i) additional commitments on projects placed into redevelopment during the quarter and (ii) commitments related to development projects acquired as part of the Merger.
Construction loan commitments. Our material cash requirements to provide additional loans for redevelopment and capital expenditure projects increased by $45 million to $74 million at March 31, 2024, when compared to December 31, 2023. This increase was the result of outstanding commitments on secured loans acquired as part of the Merger, partially offset by a reduction in remaining commitments on seller financing that was refinanced during the quarter. See Note 7 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests increased by $6 million to $55 million at March 31, 2024, when compared to December 31, 2023. Certain of our noncontrolling interest holders have the ability to put their equity interests to us upon specified events or after the passage of a predetermined period of time. Each put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreements. As of March 31, 2024, four of the redeemable noncontrolling interests have met the conditions for redemption, and we exercised our option to buy out all four of the related noncontrolling interests in April 2024. Additionally, as part of the Merger, the Company assumed a redeemable noncontrolling interest with a redemption value of $2 million. See Note 12 to the Consolidated Financial Statements for additional information.
Distribution and Dividend Requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. During the three months ended March 31, 2024, in connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. As of March 31, 2024, approximately 7 million DownREIT units of the Partnership Surviving Entity were outstanding (7 million shares of Healthpeak common stock are issuable upon conversion). Each DownREIT unitholder will receive quarterly cash distributions per unit equal to dividends paid per share on our common stock. Additionally, in connection with the Merger, we issued 162 million shares of our common stock on March 1, 2024. We will pay our stockholders quarterly cash dividends per common share. See Note 3 to the Consolidated Financial Statements for additional information. There have been no other changes to our distribution and dividend requirements during the three months ended March 31, 2024.
Off-Balance Sheet Arrangements. We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Four of these joint ventures have mortgage debt of $867 million, of which our share is $189 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.
There have been no other material changes, outside of the ordinary course of business, during the three months ended March 31, 2024 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$152,564	$173,921	$(21,357)
Net cash provided by (used in) investing activities	(97,781)	56,345	(154,126)
Net cash provided by (used in) financing activities	(66,648)	(239,875)	173,227
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities decreased $21 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of: (i) an increase in merger-related costs and (ii) an increase in interest expense. The decrease in net cash provided by operating activities was partially offset by: (i) an increase in Adjusted NOI from properties acquired as part of the Merger, (ii) developments and redevelopments placed in service during 2023, (iii) annual rent increases, and (iv) new leasing and renewal activity.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate and repayments on loans receivable. Our net cash used in investing activities increased $154 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of the following: (i) cash paid in connection with the Merger, (ii) a reduction in proceeds from sales of real estate, and (iii) a decrease in proceeds from principal repayments on loans receivable and marketable debt securities. The increase in cash used by investing activities was partially offset by: (i) proceeds received from the Callan Ridge JV transaction, (ii) a reduction in cash used for development and redevelopment of real estate, and (iii) a reduction in cash used for acquisitions of real estate.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities decreased $173 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of the following: (i) proceeds received from the 2029 Term Loan issuance in March 2024 and (ii) lower distributions to noncontrolling interests. The decrease in net cash used in financing activities was partially offset by: (i) proceeds received from the senior unsecured notes issuance in January 2023 and (ii) repurchases of common stock under our Share Repurchase Program.
Debt
On March 1, 2024, concurrently with the consummation of the Merger, we assumed the following debt instruments: (i) $1.25 billion aggregate principal of senior unsecured notes, (ii) the $400 million 2028 Term Loan, and (iii) $128 million aggregate principal of mortgage debt. Additionally, on March 1, 2024, concurrently with the consummation of the Merger, we executed the $750 million 2029 Term Loan, which is an incremental facility under our existing term loan agreement.
In January 2024, we entered into forward-starting interest rate swap instruments that are designated as cash flow hedges that effectively establish a fixed interest rate for the 2029 Term Loan at a blended effective interest rate of 4.66%. Additionally, on March 1, 2024, concurrently with the consummation of the Merger, we acquired: (i) three interest rate swap instruments that are designated as cash flow hedges that effectively establish a fixed interest rate for the 2028 Term Loan at a blended effective interest rate of 4.44% and (ii) one interest rate swap instrument on $36 million of variable rate mortgage debt that is designated as a cash flow hedge.
See Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.

Approximately 97% and 91% of our consolidated debt was fixed rate debt as of March 31, 2024 and 2023, respectively. At March 31, 2024, our fixed rate debt and variable rate debt had weighted average interest rates of 4.05% and 6.11%, respectively. At March 31, 2023, our fixed rate debt and variable rate debt had weighted average interest rates of 3.59% and 5.55%, respectively. As of March 31, 2024, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loan Facilities, (iii) the $400 million 2028 Term Loan, and (iv) $178 million of variable rate mortgage debt. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Supplemental Guarantor Information
Healthpeak OP has issued the senior unsecured notes issued by Healthpeak prior to the consummation of the Merger as described in Note 10 to the Consolidated Financial Statements. The obligations of Healthpeak OP to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company, DOC DR Holdco, and DOC DR OP Sub. Additionally, DOC DR OP Sub is the issuer, as successor to the Physicians Partnership upon the Merger, of the senior unsecured notes issued by the Physicians Partnership prior to, and assumed by Healthpeak as part of, the Merger as described in Note 10 to the Consolidated Financial Statements. The obligations of DOC DR OP Sub to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company, Healthpeak OP, and DOC DR Holdco.
Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional”, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and consolidated financial statements of the parent company have been filed. Accordingly, separate consolidated financial statements of Healthpeak OP, DOC DR Holdco, and DOC DR OP Sub have not been presented.
As permitted under Rule 13-01 of Regulation S-X, we have excluded the summarized financial information for the Company, Healthpeak OP, DOC DR Holdco, and DOC DR OP because the Company, Healthpeak OP, DOC DR Holdco, and DOC DR OP have no material assets, liabilities, or operations other than the debt financing activities described in the first paragraph of Note 10 to the Consolidated Financial Statements and their investments in non-guarantor subsidiaries, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Equity
At March 31, 2024, we had 704 million shares of common stock outstanding, equity totaled $9.5 billion, and our equity securities had a market value of $13.5 billion.
The Merger
Pursuant to the terms set forth in the Merger Agreement, on the Closing Date, each outstanding share of Physicians Realty Trust (other than Physicians Realty Trust common shares that were canceled in accordance with the Merger Agreement) automatically converted into the right to receive 0.674 shares of our common stock. Based on the number of outstanding Physicians Realty Trust common shares as of the Closing Date, we issued 162 million shares of our common stock. Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the Merger.
At-The-Market Program
In February 2023, in connection with the Reorganization, we terminated our previous at-the-market equity offering program and established a new at-the-market equity offering program (the “ATM Program”) that allows for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion. The ATM Program was amended in March 2024 to contemplate the sale of the remaining shares of common stock pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 8, 2024. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program.
During the three months ended March 31, 2024, we did not issue any shares of our common stock under any ATM program.
At March 31, 2024, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 12 to the Consolidated Financial Statements for additional information about our ATM Program.

Noncontrolling Interests
Healthpeak OP. Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain of our employees (“OP Unitholders”) have been issued noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). During the three months ended March 31, 2024, OP Unitholders were issued approximately 2 million OP Units. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of March 31, 2024, there were approximately 3 million OP Units outstanding. None of the outstanding OP Units met the criteria for redemption as of March 31, 2024.
DownREITs. During the three months ended March 31, 2024, in connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. As of March 31, 2024, approximately 7 million DownREIT units in the Partnership Surviving Entity were outstanding (7 million shares of Healthpeak common stock are issuable upon conversion). Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the Merger.
At March 31, 2024, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At March 31, 2024, the outstanding DownREIT units were convertible into approximately 14 million shares of our common stock.
Share Repurchase Program
On August 1, 2022, our Board of Directors approved a share repurchase program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million (the “Share Repurchase Program”). Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2024, we repurchased 5.8 million shares of our common stock at a weighted average price of $17.11 per share for a total of $100 million. At March 31, 2024, $344 million of our common stock remained available for repurchase under the Share Repurchase Program.
Shelf Registration
On February 8, 2024, the Company and Healthpeak OP jointly filed a prospectus with the SEC as part of a registration statement on Form S-3, using an automatic shelf registration process. This shelf registration statement expires on February 8, 2027 and at or prior to such time, we expect to file a new shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include future offerings of: (i) the Company’s common stock, preferred stock, depositary shares, warrants, debt securities, and guarantees by the Company of debt securities issued by Healthpeak OP and/or by the Company’s existing and future subsidiaries, and (ii) Healthpeak OP’s debt securities and guarantees by Healthpeak OP of debt securities issued by the Company and/or by Healthpeak OP’s existing and future subsidiaries.

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss) applicable to common shares	$6,477	$117,698
Real estate related depreciation and amortization	219,219	179,225
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	8,772	5,993
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,452)	(4,783)
Loss (gain) on sales of depreciable real estate, net	(3,255)	(81,578)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	11,546
Loss (gain) upon change of control, net(1)	(77,781)	—
Taxes associated with real estate dispositions(2)	11,608	—
Nareit FFO applicable to common shares	160,588	228,101
Distributions on dilutive convertible units and other	1,618	2,342
Diluted Nareit FFO applicable to common shares	$162,206	$230,443
Impact of adjustments to Nareit FFO:
Transaction and merger-related items(3)	$102,829	$2,364
Other impairments (recoveries) and other losses (gains), net(4)	11,853	(1,272)
Casualty-related charges (recoveries), net(5)	—	348
Total adjustments	$114,682	$1,440

FFO as Adjusted applicable to common shares	$275,270	$229,541
Distributions on dilutive convertible units and other	2,210	2,340
Diluted FFO as Adjusted applicable to common shares	$277,480	$231,881

FFO as Adjusted applicable to common shares	$275,270	$229,541
Stock-based compensation amortization expense	3,366	3,287
Amortization of deferred financing costs and debt discounts (premiums)	4,522	2,821
Straight-line rents(6)	(12,093)	(747)
AFFO capital expenditures	(17,517)	(22,789)
Deferred income taxes	724	(261)
Amortization of above (below) market lease intangibles, net	(7,351)	(5,803)
Other AFFO adjustments	(1,485)	1,610
AFFO applicable to common shares	245,436	207,659
Distributions on dilutive convertible units and other	2,321	1,640
Diluted AFFO applicable to common shares	$247,757	$209,299
_______________________________________
(1)The three months ended March 31, 2024 includes a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California. The gain upon change of control is included in other income (expense), net in the Consolidated Statements of Operations.
(2)The three months ended March 31, 2024 includes non-cash income tax expense related to the sale of a 65% interest in two lab buildings in San Diego, California.
(3)The three months ended March 31, 2024 includes costs related to the Merger, which are primarily comprised of advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs that were incurred during the period, partially offset by $4 million of termination fee income associated with Graphite Bio, Inc., for which the lease terms were modified to accelerate expiration of the lease to December 2024. Termination fee income is included in rental and related revenues on the Consolidated Statements of Operations.
(4)The three months ended March 31, 2024 and 2023 includes reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(5)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(6)The three months ended March 31, 2023 includes a $9 million write-off of straight-line rent receivable associated with Sorrento Therapeutics, Inc., which commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. This activity is reflected as a reduction of rental and related revenues in the Consolidated Statements of Operations.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three months ended March 31, 2024, we included a new critical accounting estimate as described below:
Valuation of Real Estate – Business Combinations
For a real estate acquisition accounted for as business combinations, we allocate the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred.
We make estimates as part of our process for allocating acquisition consideration to the various identifiable assets and liabilities based upon the relative fair value of each asset or liability. The most significant components of our allocations are typically buildings as-if-vacant, land, and lease intangibles. In the case of allocating fair value to buildings and intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. Our assumptions affect the amount of future revenue and/or depreciation and amortization expense that we will recognize over the remaining useful life for the acquired in-place leases.
Our fair value estimates for loans receivable and debt consider market-based information, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs). Our fair value estimates for joint ventures consider ownership interests, subordination characteristics, redemption values, discounts for lack of control (as applicable), and hypothetical liquidation waterfalls.

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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At March 31, 2024, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $64 million.
Interest Rate Risk. At March 31, 2024, our exposure to interest rate risk was primarily on our variable rate debt. At March 31, 2024, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loan Facilities, (iii) the $400 million 2028 Term Loan, and (iv) $178 million of variable rate mortgage debt. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At March 31, 2024, both the fair value and carrying value of the interest rate swap instruments were $47 million.
Our remaining variable rate debt at March 31, 2024 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2024, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $272 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $293 million. Additionally, at March 31, 2024, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by approximately $2 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at March 31, 2024, our annual interest expense would increase by approximately $3 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at March 31, 2024, our annual interest income would decrease by approximately $1 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control Over Financial Reporting.  As a result of the Merger, during the three months ended March 31, 2024, we revised certain existing controls and implemented additional controls related to the acquisition and integration of Physicians Realty Trust. Except for those changes, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
We have described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the primary risk factors that could materially affect our business, financial condition, or future results. There have been no material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended March 31, 2024.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2024	—	$—	—	$444,018,701
February 1-29, 2024	—	—	—	444,018,701
March 1-31, 2024	5,845,889	17.11	5,845,889	344,018,711
	5,845,889	$17.11	5,845,889	$344,018,711
_______________________________________
(1)On August 1, 2022, our Board of Directors approved the Share Repurchase Program under which we may acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The Share Repurchase Program expires in August 2024 and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2024, we repurchased 5.8 million shares of our common stock at a weighted average price of $17.11 per share for a total of $100 million. During the year ended December 31, 2023, there were no repurchases under the Share Repurchase Program. Therefore, at March 31, 2024, $344 million of our common stock remained available for repurchase under the Share Repurchase Program, after considering $56 million of shares repurchased during the year ended December 31, 2022.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2024, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

2.1+
Agreement and Plan of Merger, dated February 7, 2023, by and among Healthpeak Properties, Inc., New Healthpeak, Inc. and Healthpeak Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

2.2+
Agreement and Plan of Merger, dated as of October 29, 2023, by and among Healthpeak Properties, Inc., DOC DR Holdco, LLC (formerly Alpine Sub, LLC), DOC DR, LLC (formerly Alpine OP Sub, LLC), Physicians Realty Trust and Physicians Realty L.P. (incorporated herein by reference to Exhibit 2.1 to Healthpeak’s Current Report on Form 8-K filed October 30, 2023).

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

3.3	Articles of Amendment of Healthpeak Properties, Inc., effective February 29, 2024 (incorporated herein by reference to Exhibit 3.1 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

3.4
Amended and Restated Bylaws of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.), dated February 10, 2023 (incorporated herein by reference to Exhibit 3.4 to Healthpeak’s Current Report on Form 8-K12B filed February 10, 2023).

3.5	Amendment to the Bylaws of Healthpeak Properties, Inc., effective March 1, 2024 (incorporated herein by reference to Exhibit 3.2 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

4.1
Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (File Nos. 333-276954 and 333-276954-01) of Healthpeak Properties, Inc. and Healthpeak OP, LLC filed February 8, 2024).

4.2
First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee, including the form of the 4.300% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File Nos. 333-276954 and 333-276954-01) of Healthpeak Properties, Inc. and Healthpeak OP, LLC filed February 8, 2024).

4.3
Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee, including the form of the 3.950% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-3 (File Nos. 333-276954 and 333-276954-01) of Healthpeak Properties, Inc. and Healthpeak OP, LLC filed February 8, 2024).

4.4
Third Supplemental Indenture, dated as of October 13, 2021, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee, including the form of the 2.625% Senior Notes due 2031 (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (File Nos. 333-276954 and 333-276954-01) of Healthpeak Properties, Inc. and Healthpeak OP, LLC filed February 8, 2024).

4.5
Fourth Supplemental Indenture, dated as of March 1, 2024, among DOC DR, LLC, as issuer, DOC DR Holdco, LLC, as guarantor, Healthpeak Properties, Inc., as guarantor, Healthpeak OP, LLC, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of guarantee (incorporated herein by reference to Exhibit 4.5 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

4.6
Third Supplemental Indenture, dated as of March 1, 2024, between Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, DOC DR Holdco, LLC, as guarantor, DOC DR, LLC, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

4.7
Sixteenth Supplemental Indenture, dated as of March 1, 2024, between Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, DOC DR Holdco, LLC, as guarantor, DOC DR, LLC, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee. (incorporated herein by reference to Exhibit 4.7 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

10.1
Consent and Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 21, 2024, by and among DOC DR, LLC, DOC DR Holdco, LLC, Healthpeak Properties, Inc., Healthpeak OP, LLC, the lenders party thereto, and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

10.2+
Third Amended and Restated Credit Agreement, dated as of September 24, 2021, among Physicians Realty L.P., as borrower, Physicians Realty Trust, as guarantor, the lenders party thereto and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

10.3
First Amendment to the Third Amended and Restated Credit Agreement, dated as of March 31, 2023, among Physicians Realty L.P., as borrower, Physicians Realty Trust, as guarantor, the lenders party thereto and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.3 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

10.4
Second Amendment to Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 24, 2023, among Physicians Realty L.P., as borrower, Physicians Realty Trust, as guarantor, the lenders party thereto and KeyBank National Association, as administrative agent. (incorporated herein by reference to Exhibit 10.4 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

10.5+
Consent and Amendment No. 2 and Joinder to Second Amended and Restated Credit Agreement, dated as of March 1, 2024, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., DOC DR Holdco, LLC, DOC DR, LLC, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.5 to Healthpeak’s Current Report on Form 8-K filed March 1, 2024).

10.6*
Consent and Amendment No. 2 and Joinder to Term Loan Agreement, dated as of March 1, 2024, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., DOC DR Holdco, LLC, DOC DR, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.7
Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated March 11, 2024, among Healthpeak Properties, Inc., Healthpeak OP, LLC, the Sales Agents, the Forward Sellers and the Forward Purchasers (incorporated herein by reference to Exhibit 1.1 to Healthpeak’s Current Report on Form 8-K filed March 11, 2024).

10.8*†	Offer Letter, dated February 29, 2024, from Healthpeak Properties, LLC to John T. Thomas.

10.9*†	Form of 2023 Performance Incentive Plan Retentive Restricted Stock Unit Agreement (adopted in 2024).

10.10*†	Form of 2023 Performance Incentive Plan Retentive LTIP Unit Agreement (adopted in 2024).

10.11*†	Form of 2023 Performance Incentive Plan 3-Year Performance-Based Restricted Stock Unit Agreement (adopted in 2024).

10.12*†	Form of 2023 Performance Incentive Plan 3-Year Performance-Based LTIP Unit Agreement (adopted in 2024).

22.1*	List of Issuers of Guaranteed Securities.

31.1*	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) and Item 601(b)(2), as applicable.
*       Filed herewith.
**     Furnished herewith.
† Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2024	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)