Form 10-Q
period 2024-06-30
HEALTHPEAK PROPERTIES, INC.
filed 2024-07-26
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 24, 2024, there were 699,291,414 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Real estate:
Buildings and improvements	$16,448,690	$13,329,464
Development costs and construction in progress	739,318	643,217
Land and improvements	3,005,974	2,647,633
Accumulated depreciation and amortization	(3,796,108)	(3,591,951)
Net real estate	16,397,874	13,028,363
Loans receivable, net of reserves of $9,143 and $2,830	275,478	218,450
Investments in and advances to unconsolidated joint ventures	927,204	782,853
Accounts receivable, net of allowance of $2,751 and $2,282	59,658	55,820
Cash and cash equivalents	106,886	117,635
Restricted cash	52,409	51,388
Intangible assets, net	1,076,087	314,156
Assets held for sale, net	—	117,986
Right-of-use asset, net	440,558	240,155
Other assets, net	843,554	772,044
Total assets	$20,179,708	$15,698,850

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$25,000	$720,000
Term loans	1,645,456	496,824
Senior unsecured notes	6,551,155	5,403,378
Mortgage debt	381,416	256,097
Intangible liabilities, net	227,370	127,380
Liabilities related to assets held for sale, net	—	729
Lease liability	313,469	206,743
Accounts payable, accrued liabilities, and other liabilities	709,219	657,196
Deferred revenue	907,852	905,633
Total liabilities	10,760,937	8,773,980

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	1,433	48,828

Common stock, $1.00 par value: 1,500,000,000 and 750,000,000 shares authorized; 700,316,807 and 547,156,311 shares issued and outstanding	700,317	547,156
Additional paid-in capital	12,859,567	10,405,780
Cumulative dividends in excess of earnings	(4,844,683)	(4,621,861)
Accumulated other comprehensive income (loss)	42,297	19,371
Total stockholders’ equity	8,757,498	6,350,446
Joint venture partners	324,681	310,998
Non-managing member unitholders	335,159	214,598
Total noncontrolling interests	659,840	525,596
Total equity	9,417,338	6,876,042
Total liabilities and equity	$20,179,708	$15,698,850
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental and related revenues	$546,781	$409,967	$1,008,814	$802,398
Resident fees and services	140,891	130,184	279,667	257,268
Interest income and other	7,832	5,279	13,583	11,442
Total revenues	695,504	545,430	1,302,064	1,071,108
Costs and expenses:
Interest expense	74,910	49,074	135,817	97,037
Depreciation and amortization	283,498	197,573	502,717	376,798
Operating	273,827	221,837	517,556	444,925
General and administrative	26,718	25,936	50,017	50,483
Transaction and merger-related costs	7,759	637	114,979	3,062
Impairments and loan loss reserves (recoveries), net	(553)	2,607	10,905	394
Total costs and expenses	666,159	497,664	1,331,991	972,699
Other income (expense):
Gain (loss) on sales of real estate, net	122,044	4,885	125,299	86,463
Other income (expense), net	4,004	1,955	82,520	2,727
Total other income (expense), net	126,048	6,840	207,819	89,190
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	155,393	54,606	177,892	187,599
Income tax benefit (expense)	(2,728)	(1,136)	(16,426)	(1,438)
Equity income (loss) from unconsolidated joint ventures	51	2,729	2,427	4,545
Net income (loss)	152,716	56,199	163,893	190,706
Noncontrolling interests’ share in earnings	(6,669)	(4,300)	(11,170)	(19,855)
Net income (loss) attributable to Healthpeak Properties, Inc.	146,047	51,899	152,723	170,851
Participating securities’ share in earnings	(214)	(149)	(414)	(1,402)
Net income (loss) applicable to common shares	$145,833	$51,750	$152,309	$169,449

Earnings (loss) per common share:
Basic	$0.21	$0.09	$0.23	$0.31
Diluted	$0.21	$0.09	$0.23	$0.31
Weighted average shares outstanding:
Basic	702,382	547,026	651,642	546,936
Diluted	703,268	547,294	652,113	547,204
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$152,716	$56,199	$163,893	$190,706
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	3,690	12,668	22,798	3,191
Change in Supplemental Executive Retirement Plan obligation and other	64	64	128	128
Total other comprehensive income (loss)	3,754	12,732	22,926	3,319
Total comprehensive income (loss)	156,470	68,931	186,819	194,025
Total comprehensive (income) loss attributable to noncontrolling interests	(6,669)	(4,300)	(11,170)	(19,855)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$149,801	$64,631	$175,649	$174,170
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended June 30, 2024:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
April 1, 2024	703,733	$703,733	$12,918,936	$(4,779,599)	$38,543	$8,881,613	$663,038	$9,544,651	$54,848
Net income (loss)	—	—	—	146,047	—	146,047	6,709	152,756	(40)
Other comprehensive income (loss)	—	—	—	—	3,754	3,754	—	3,754	—
Issuance of common stock, net	76	76	192	—	—	268	—	268	—
Conversion of DownREIT units to common stock	96	96	2,276	—	—	2,372	(2,372)	—	—
Repurchase of common stock	(3,588)	(3,588)	(64,646)	—	—	(68,234)	—	(68,234)	—
Stock-based compensation	—	—	2,367	—	—	2,367	2,923	5,290	—
Common dividends ($0.30 per share)	—	—	—	(211,131)	—	(211,131)	—	(211,131)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,458)	(10,458)	(49)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(52,886)
Adjustments to redemption value of redeemable noncontrolling interests	—	—	442	—	—	442	—	442	(442)
June 30, 2024	700,317	$700,317	$12,859,567	$(4,844,683)	$42,297	$8,757,498	$659,840	$9,417,338	$1,433
For the three months ended June 30, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
April 1, 2023	546,995	$546,995	$10,360,058	$(4,316,038)	$18,721	$6,609,736	$527,997	$7,137,733	$85,902
Net income (loss)	—	—	—	51,899	—	51,899	4,153	56,052	147
Other comprehensive income (loss)	—	—	—	—	12,732	12,732	—	12,732	—
Issuance of common stock, net	51	51	132	—	—	183	—	183	—
Conversion of DownREIT units to common stock	7	7	216	—	—	223	(223)	—	—
Repurchase of common stock	—	—	(7)	—	—	(7)	—	(7)	—
Stock-based compensation	—	—	2,256	—	—	2,256	3,138	5,394	—
Common dividends ($0.30 per share)	—	—	—	(164,284)	—	(164,284)	—	(164,284)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,269)	(8,269)	(54)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	124
Adjustments to redemption value of redeemable noncontrolling interests	—	—	22,327	—	—	22,327	—	22,327	(22,327)
June 30, 2023	547,053	$547,053	$10,384,982	$(4,428,423)	$31,453	$6,535,065	$526,796	$7,061,861	$63,792

For the six months ended June 30, 2024:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2024	547,156	$547,156	$10,405,780	$(4,621,861)	$19,371	$6,350,446	$525,596	$6,876,042	$48,828
Net income (loss)	—	—	—	152,723	—	152,723	11,027	163,750	143
Other comprehensive income (loss)	—	—	—	—	22,926	22,926	—	22,926	—
Shares issued as part of the Merger	162,231	162,231	2,611,916	—	—	2,774,147	—	2,774,147	—
Issuance of common stock, net	375	375	201	—	—	576	—	576	—
Conversion of DownREIT units to common stock	96	96	2,276	—	—	2,372	(2,372)	—	—
Repurchase of common stock	(9,541)	(9,541)	(160,688)	—	—	(170,229)	—	(170,229)	—
Stock-based compensation	—	—	4,194	—	—	4,194	6,315	10,509	—
Common dividends ($0.60 per share)	—	—	—	(375,545)	—	(375,545)	—	(375,545)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(17,453)	(17,453)	(312)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	12
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(52,886)
Noncontrolling interests acquired as part of the Merger	—	—	—	—	—	—	136,727	136,727	1,536
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(4,112)	—	—	(4,112)	—	(4,112)	4,112
June 30, 2024	700,317	$700,317	$12,859,567	$(4,844,683)	$42,297	$8,757,498	$659,840	$9,417,338	$1,433
For the six months ended June 30, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2023	546,642	$546,642	$10,349,614	$(4,269,689)	$28,134	$6,654,701	$527,897	$7,182,598	$105,679
Net income (loss)	—	—	—	170,851	—	170,851	19,542	190,393	313
Other comprehensive income (loss)	—	—	—	—	3,319	3,319	—	3,319	—
Issuance of common stock, net	642	642	(285)	—	—	357	—	357	—
Conversion of DownREIT units to common stock	7	7	216	—	—	223	(223)	—	—
Repurchase of common stock	(238)	(238)	(6,236)	—	—	(6,474)	—	(6,474)	—
Stock-based compensation	—	—	(621)	—	—	(621)	10,580	9,959	—
Common dividends ($0.60 per share)	—	—	—	(329,585)	—	(329,585)	—	(329,585)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(31,000)	(31,000)	(126)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	220
Adjustments to redemption value of redeemable noncontrolling interests	—	—	42,294	—	—	42,294	—	42,294	(42,294)
June 30, 2023	547,053	$547,053	$10,384,982	$(4,428,423)	$31,453	$6,535,065	$526,796	$7,061,861	$63,792
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$163,893	$190,706
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	502,717	376,798
Stock-based compensation amortization expense	8,180	7,532
Merger-related post-combination stock compensation expense	16,223	—
Amortization of deferred financing costs and debt discounts (premiums)	11,840	5,774
Straight-line rents	(22,545)	(5,431)
Amortization of nonrefundable entrance fees and above (below) market lease intangibles	(58,415)	(54,910)
Equity loss (income) from unconsolidated joint ventures	(2,427)	(4,545)
Distributions of earnings from unconsolidated joint ventures	7,761	352
Deferred income tax expense (benefit)	11,066	(901)
Impairments and loan loss reserves (recoveries), net	10,905	394
Loss (gain) on sales of real estate, net	(125,299)	(86,463)
Loss (gain) upon change of control, net	(77,978)	(234)
Casualty-related loss (recoveries), net	(1,257)	(266)
Other non-cash items	(841)	2,505
Changes in:
Decrease (increase) in accounts receivable and other assets, net	19,334	9,656
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	5,607	30,770
Net cash provided by (used in) operating activities	468,764	471,737
Cash flows from investing activities:
Acquisitions of real estate	—	(15,770)
Development, redevelopment, and other major improvements of real estate	(229,544)	(394,141)
Leasing costs, tenant improvements, and recurring capital expenditures	(53,235)	(42,233)
Proceeds from sales of real estate, net	369,475	141,651
Proceeds from the Callan Ridge JV transaction, net	125,662	—
Investments in unconsolidated joint ventures	(37,423)	(28,214)
Distributions in excess of earnings from unconsolidated joint ventures	15,757	6,420
Proceeds from insurance recovery	4,090	14,265
Proceeds from sales/principal repayments on loans receivable and marketable debt securities	86,210	184,299
Investments in loans receivable and other	(12,031)	(4,946)
Cash paid in connection with the Merger, net	(179,215)	—
Net cash provided by (used in) investing activities	89,746	(138,669)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	3,146,000	6,014,005
Repayments under bank line of credit and commercial paper	(3,841,000)	(6,680,611)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	750,000	743,778
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(1,963)	(2,619)
Payments for deferred financing costs	(5,438)	(7,322)
Issuance of common stock and exercise of options, net of offering costs	174	(298)
Repurchase of common stock	(170,229)	(6,474)
Dividends paid on common stock	(375,143)	(328,930)
Distributions to and purchase of noncontrolling interests	(70,651)	(31,126)
Contributions from and issuance of noncontrolling interests	12	220
Net cash provided by (used in) financing activities	(568,238)	(299,377)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,728)	33,691
Cash, cash equivalents, and restricted cash, beginning of period	169,023	126,834
Cash, cash equivalents, and restricted cash, end of period	$159,295	$160,525
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.  Business

Overview
Healthpeak Properties, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) and that, together with its consolidated entities (collectively, “Healthpeak” or the “Company”), owns, operates, and develops high-quality real estate focused on healthcare discovery and delivery in the United States (“U.S.”). Healthpeak® has a diverse portfolio comprised of investments in the following reportable healthcare segments: (i) outpatient medical; (ii) lab; and (iii) continuing care retirement community (“CCRC”).
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly-owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the three and six months ended June 30, 2023, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenues during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of June 30, 2024, the amount of qualifying expenditures and lost revenues exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.

The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Government grant income recorded in other income (expense), net	$—	$47	$—	$184
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	—	—	—	229
Total government grants received	$—	$47	$—	$413
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
The Merger was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value. For accounting purposes, the Company was treated as the accounting acquirer of Physicians Realty Trust. The Company was considered to be the accounting acquirer primarily because: (i) the Company is the entity that transferred consideration to consummate the Merger; (ii) the Company’s stockholders as a group retained the largest portion of the voting rights of the Combined Company and have the ability to elect, appoint, or remove a majority of the members of the Combined Company’s board of directors; and (iii) its senior management constitutes the majority of management of the Combined Company.

The consideration transferred on the Closing Date is as follows (in thousands, except per share data):

March 1, 2024
Physicians Realty Trust common shares and Physicians Realty Trust restricted shares, PSUs, and RSUs exchanged(1)	240,699
Exchange Ratio	0.674
Shares of Healthpeak common stock issued	162,231
Closing price of Healthpeak common stock on March 1, 2024(2)	$17.10
Fair value of Healthpeak common stock issued to the former holders of Physicians Realty Trust common shares, restricted shares, PSUs, and RSUs	$2,774,147

Less: Fair value of preliminary share consideration attributable to the post-combination period(3)	(16,223)

Physicians Realty Trust revolving credit facility termination(4)	$175,411
Settlement of Physicians Realty Trust’s transaction costs	23,913
Payments made in connection with share settlement(5)	11,315
Preliminary cash consideration	$210,639

Consideration transferred	$2,968,563
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
(2)The fair value of Healthpeak common stock issued to former holders of Physicians Realty Trust common shares and Physicians Realty Trust restricted shares, PSUs, and RSUs was based on the per share closing price of Healthpeak common stock on March 1, 2024.
(3)Represents the fair value of unvested Physicians Realty Trust restricted shares, PSUs, and RSUs attributable to post-combination services that were converted into Healthpeak common stock on the Closing Date in accordance with the Merger Agreement. Although no future service after the Closing Date is required, the value attributable to post-combination services reflected the incremental fair value provided to the Physicians Realty Trust equity award holders and the accelerated vesting of such awards at the Closing Date in accordance with the Merger Agreement. This amount was recognized as transaction and merger-related costs on the Consolidated Statements of Operations.
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
(4)Includes six consolidated joint ventures in which the Company held ownership interests ranging from 56.7% to 99.7%.
(5)In connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. The Company controls the Partnership Surviving Entity via its ownership of its managing member, and the Partnership Surviving Entity is consolidated by the Company.

As of June 30, 2024, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed including, but not limited to, real estate assets, loans receivable, investments in and advances to unconsolidated joint ventures, intangible assets and liabilities, noncontrolling interests, and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the Consolidated Financial Statements were prepared. The finalization of the purchase accounting assessment could result in material changes in the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.
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
Merger-Related Costs
During the three months ended June 30, 2024, the Company incurred approximately $7 million of merger-related costs, including $5 million of legal, accounting, tax, and other costs of combining operations with Physicians Realty Trust and $3 million of severance expense related to legacy Healthpeak employees. During the six months ended June 30, 2024, the Company incurred approximately $114 million of merger-related costs, which primarily related to advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust. Included in this amount is: (i) $38 million of fees paid to investment banks and advisors to help the Company negotiate the terms of the transactions contemplated by the Merger Agreement and to advise the Company on other merger-related matters, inclusive of $21 million of success-based fees incurred upon consummation of the Merger, (ii) $26 million of severance expense due to certain Physicians Realty Trust dual-trigger severance arrangements that are required to be recognized as post-combination expense in accordance with ASC 805, (iii) $16 million of post-combination stock compensation expense for the accelerated vesting of Physicians Realty Trust equity awards pursuant to the terms of the Merger Agreement, based on the fair value of Healthpeak common stock issued to holders of Physicians Realty Trust equity awards, (iv) $23 million of legal, accounting, tax, and other costs, and (v) $10 million of severance expense related to legacy Healthpeak employees.
The Company expects to incur approximately $2 million of additional severance expense related to legacy Healthpeak employees through the end of 2024. These merger-related costs are included in transaction and merger-related costs on the Consolidated Statements of Operations.
Unaudited Pro Forma Financial Information
The Consolidated Statements of Operations for the three months ended June 30, 2024 include $146 million of revenues and $18 million of net loss applicable to common shares associated with the results of operations of legacy Physicians Realty Trust. The Consolidated Statements of Operations for the six months ended June 30, 2024 include $194 million of revenues and $38 million of net loss applicable to common shares associated with the results of operations of legacy Physicians Realty Trust from the Closing Date to June 30, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$688,293	$692,852	$1,386,995	$1,366,516
Net income (loss) applicable to common shares	154,577	7,484	242,286	(28,192)
The unaudited pro forma financial information above includes nonrecurring significant adjustments made to account for certain costs incurred as if the Merger had been completed on January 1, 2023. Transaction and merger-related costs of $7 million and $114 million that were incurred during the three and six months ended June 30, 2024, respectively, were excluded from the unaudited pro forma financial information for the three and six months ended June 30, 2024, respectively, but included for the six months ended June 30, 2023. The six months ended June 30, 2023 also includes $11 million of transaction and merger-related costs that were recognized during the year ended December 31, 2023.

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
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $10 million to $169 million at June 30, 2024, when compared to December 31, 2023, primarily as a result of additional construction spend on projects in development and redevelopment during the first half of 2024, thereby decreasing the remaining commitment, partially offset by: (i) additional commitments on projects placed into development and redevelopment during the period and (ii) commitments related to development projects acquired as part of the Merger.
NOTE 5.  Dispositions of Real Estate

2024 Dispositions of Real Estate
During the three months ended March 31, 2024, the Company sold two outpatient medical buildings for $29 million, resulting in total gain on sales of $3 million.
During the three months ended June 30, 2024, the Company sold a portfolio of seven lab buildings for $180 million, resulting in total gain on sales of $55 million. Also during the three months ended June 30, 2024, the Company sold 11 outpatient medical buildings for $179 million, resulting in total gain on sales of $67 million.
In July 2024, the Company completed negotiations and subsequently closed the sale of a portfolio of 59 outpatient medical buildings for $674 million and provided the buyer with a mortgage loan secured by the real estate sold for $405 million (see Note 7).
2023 Dispositions of Real Estate
During the three months ended March 31, 2023, the Company sold two lab buildings in Durham, North Carolina for $113 million, resulting in total gain on sales of $60 million. Also during the three months ended March 31, 2023, the Company sold two outpatient medical buildings for $32 million, resulting in total gain on sales of $21 million.
Held for Sale
As of June 30, 2024, no assets were classified as held for sale. As of December 31, 2023, two lab buildings and one outpatient medical building were classified as held for sale, with a carrying value of $118 million, primarily comprised of net real estate assets. As of December 31, 2023, liabilities related to the assets held for sale were $1 million. During the three months ended March 31, 2024, the Company sold the outpatient medical building and a 65% interest in the two lab buildings (see Note 8) held for sale as of December 31, 2023.
Impairments of Real Estate
During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any impairment charges.

NOTE 6.  Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed income from operating leases	$404,225	$311,663	$747,639	$606,179
Variable income from operating leases	142,556	98,304	261,175	196,219
Initial Direct Costs
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and consist of leasing commissions paid to external third party brokers. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs are included in other assets, net in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term. At each of June 30, 2024 and December 31, 2023, net initial direct costs were $172 million.
Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. If the Company determines that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. At June 30, 2024 and December 31, 2023, straight-line rent receivable, net of allowance, was $319 million and $310 million, respectively. Straight-line rent receivable is included in other assets, net in the Consolidated Balance Sheets.
Tenant Updates
During the first quarter of 2023, the Company wrote off $9 million of straight-line rent receivable associated with four in-place operating leases with Sorrento Therapeutics, Inc. (“Sorrento”), which commenced voluntary reorganization proceedings (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code during the period. This write-off was recognized as a reduction in rental and related revenues on the Consolidated Statements of Operations. Subsequent to the write-off, revenue related to this tenant is recognized on a cash basis. Sorrento also had a single development lease with the Company, but had not taken occupancy at the time of the Filing. The Company has filed proofs of claims for damages related to its rejected leases, which include the development lease and three of the four operating leases. During the three months ended June 30, 2023, the Company received $2 million by drawing on Sorrento's letter of credit. These cash proceeds of $2 million were recognized as lease termination fee income, which is included in rental and related revenues on the Consolidated Statements of Operations. In April 2024, the U.S. Bankruptcy Court approved the assignment and assumption of the remaining operating lease by the buyer of Sorrento’s assets. Given the nature of bankruptcy proceedings, the probability, timing, and amount of the additional proceeds, if any, that the Company may ultimately receive in connection with the claims are uncertain. Accordingly, the Company has not recorded any estimated recoveries associated with these claims as of June 30, 2024 or December 31, 2023.
On October 26, 2023, the Company amended its lease with Graphite Bio, Inc., which later merged with LENZ Therapeutics, Inc. in March 2024 (“Graphite Bio”), at one of its lab buildings in South San Francisco, California. Under the terms of the amended lease agreement, Graphite Bio’s lease expiration date was accelerated from April 2033 to December 2024 in exchange for an upfront cash payment of $37 million, comprised of a $21 million termination fee and $16 million prepayment of Graphite Bio’s contractual rent through the amended term. The $37 million is being recognized as rental and related revenues on the Consolidated Statements of Operations on a straight-line basis through the amended term of the lease.
In July 2024, the Company executed an early lease renewal for approximately 2 million square feet leased by CommonSpirit Health (“CommonSpirit”). The renewal, which is subject to a master agreement, extends the weighted average lease term of existing leases from July 2027 to December 2035, amends the contractual rents to current market rates, and increases the annual contractual lease escalations from 2.5% to 3.0%. In connection with this extension, CommonSpirit is provided the right to reduce the amount of space leased by up to approximately 200,000 square feet at any time after the original lease maturity dates.

NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2024	December 31, 2023
Secured loans(1)(2)	$200,583	$178,678
CCRC resident loans	53,346	42,733
Mezzanine loans(2)	35,820	—
Unamortized discounts and fees(3)	(5,128)	(131)
Reserve for loan losses	(9,143)	(2,830)
Loans receivable, net	$275,478	$218,450
_______________________________________
(1)At June 30, 2024, the Company had $69 million of remaining commitments to fund additional loans for outpatient medical capital expenditure projects. At December 31, 2023, the Company had $29 million of remaining commitments to fund additional loans for senior housing redevelopment and capital expenditure projects. This $29 million commitment was reduced to zero in February 2024 in conjunction with the refinance of the Sunrise Senior Housing Portfolio Seller Financing as discussed below.
(2)Includes secured loans and mezzanine loans acquired as part of the Merger (see Note 3).
(3)As of June 30, 2024, includes net unamortized discounts of $5 million related to the loans receivable acquired as part of the Merger (see Note 3).
The Merger
On March 1, 2024, upon the consummation of the Merger, the Company acquired 9 secured loans with an aggregate outstanding principal balance of $89 million and 10 mezzanine loans with an aggregate outstanding principal balance of $36 million, for a total of $124 million. Typically, each secured loan is secured by a mortgage on a related outpatient medical building, each construction loan (included in secured loans above) is secured by a mortgage on the land and improvements as constructed, generally with guarantees from the borrowers, and each mezzanine loan is collateralized by an ownership interest in the respective borrower. As of the Closing Date, the secured loans had maturities ranging from June 2024 to July 2027 and stated fixed interest rates ranging from 7.00% to 10.00%. The mezzanine loans had maturities ranging from June 2024 to June 2027 and stated fixed interest rates ranging from 8.00% to 10.00%.
As of June 30, 2024, unamortized net discounts on the secured loans and mezzanine loans acquired were $1 million and $3 million, respectively. These discounts are recognized in interest income and other on the Consolidated Statements of Operations using the effective interest rate method over the remaining term of the loans. As of June 30, 2024, six of the secured loans acquired had $69 million of remaining commitments to fund outpatient medical capital expenditure projects.
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
In February 2024, this loan reached its maturity and was refinanced with the Company. In connection with the refinance, the Company received a partial principal repayment of $69 million and the maturity date was extended to August 2027. The interest rate on the loan remained as Term SOFR (plus a 10 basis point adjustment related to SOFR transition) plus 4.0% for the first two years of the extended term, but increases to 5.0% for the last 18 months of the extended term and is now subject to a fixed floor of 9%. In connection with the refinance, the additional financing was reduced to $1 million, all of which was funded in February 2024. Therefore, at June 30, 2024, the Company no longer has a commitment to provide the borrower with additional financing for capital expenditures. In May 2024, the Company received a partial principal repayment of $5 million in conjunction with the disposition of the underlying collateral. At June 30, 2024 and December 31, 2023, this secured loan had an outstanding principal balance of $58 million and $131 million, respectively.

Other SHOP Seller Financing
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
In January 2024, the loan was refinanced with the Company. In connection with the refinance, the maturity date of the loan was extended to January 2025. The interest rate on the loan remained as Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 7.0%, but is now subject to a fixed floor of 12%. The Company also received a $1 million extension fee in connection with the refinance, which is recognized in interest income over the remaining term of the loan. At each of June 30, 2024 and December 31, 2023, this secured loan had an outstanding principal balance of $48 million.
Outpatient Medical Seller Financing
In conjunction with the sale of 59 outpatient medical buildings for $674 million in July 2024 (see Note 5), the Company provided the buyer with a mortgage loan secured by the real estate sold for $405 million. The remainder of the sales price was received in cash at the time of sale. The seller financing has an initial term that matures in July 2026 and includes two 12-month extension options. The interest rate on the seller financing is fixed at 6.0% for the initial term and increases to 6.5% during the optional extension periods.
2024 Other Loans Receivable Transactions
In May 2024, the Company extended the maturity date of one mezzanine loan with an outstanding balance of $2 million from May 2026 to May 2027.
In June 2024, the Company extended the maturity date of one mezzanine loan with an outstanding balance of $1 million from June 2024 to June 2025 and one secured loan with an outstanding balance of $12 million from June 2024 to September 2024.
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
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the resident’s previous home. At June 30, 2024 and December 31, 2023, the Company held $53 million and $43 million, respectively, of such notes receivable.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of June 30, 2024 (in thousands):

Investment Type	Year of Origination(1)						Total
	2024	2023	2022	2021	2020	Prior
Secured loans
Risk rating:
Performing loans	$37,466	$26,854	$24,221	$101,984	$—	$—	$190,525
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$37,466	$26,854	$24,221	$101,984	$—	$—	$190,525
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$—	$4,924	$4,573	$8,034	$10,863	$3,213	$31,607
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$—	$4,924	$4,573	$8,034	$10,863	$3,213	$31,607
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$36,219	$16,838	$289	$—	$—	$—	$53,346
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$36,219	$16,838	$289	$—	$—	$—	$53,346
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
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

The following table summarizes the Company’s reserve for loan losses (in thousands):

	June 30, 2024			December 31, 2023
	Secured Loans	Mezzanine Loans and Other(1)	Total	Secured Loans	Mezzanine Loans and Other(1)	Total
Reserve for loan losses, beginning of period	$2,830	$—	$2,830	$8,280	$—	$8,280
Provision for expected loan losses on funded loans receivable	5,209	1,104	6,313	2,088	—	2,088
Expected loan losses (recoveries) related to loans sold or repaid	—	—	—	(7,538)	—	(7,538)
Reserve for loan losses, end of period	$8,039	$1,104	$9,143	$2,830	$—	$2,830
_______________________________________
(1)Includes CCRC resident loans.
Additionally, at June 30, 2024 and December 31, 2023, a liability of $5.3 million and $0.7 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the six months ended June 30, 2024 is primarily due to: (i) reserves recognized on senior loans and mezzanine loans receivable acquired as part of the Merger and (ii) reserves recognized on seller financing loans refinanced during the first quarter of 2024.
NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				June 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2024	2023
South San Francisco JVs(3)	Lab	7	70	$425,110	$393,374
SWF SH JV	Other	19	54	324,999	332,693
Callan Ridge JV	Lab	2	35	69,844	—
PMAK JV(4)	Outpatient medical	59	12	39,198	—
Lab JV	Lab	1	49	31,365	31,761
Needham Land Parcel JV(5)	Lab	—	38	17,192	17,084
Davis JV(4)	Outpatient medical	15	49	12,156	—
Outpatient Medical JVs(6)	Outpatient medical	2	20 - 67	7,340	7,941
				$927,204	$782,853
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of June 30, 2024.
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
(5)Land held for development is excluded from the property count as of June 30, 2024.
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

Callan Ridge JV
In January 2024, the Company sold a 65% interest in two lab buildings in San Diego, California (the “Callan Ridge JV”) to a third-party (the “JV Partner”) for net proceeds of $128 million. Following the transaction, the Company and the JV Partner share in key decisions of the assets through their voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 35% investment in the Callan Ridge JV at fair value, and accounting for its investment using the equity method. The fair value of the Company’s retained investment was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the six months ended June 30, 2024, the Company recognized a gain upon change of control of $78 million, which is recorded in other income (expense), net.
NOTE 9.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	June 30, 2024	December 31, 2023
Gross intangible lease assets(1)	$1,611,677	$739,228
Accumulated depreciation and amortization(2)	(535,590)	(425,072)
Intangible assets, net	$1,076,087	$314,156

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)As of June 30, 2024 and December 31, 2023, includes $1.56 billion and $725 million, respectively, of gross lease-up intangibles and $53 million and $14 million, respectively, of gross above market lease intangibles.
(2)As of June 30, 2024 and December 31, 2023, includes $525 million and $418 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $11 million and $7 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	June 30, 2024	December 31, 2023
Gross intangible lease liabilities	$374,084	$228,105
Accumulated depreciation and amortization	(146,714)	(100,725)
Intangible liabilities, net	$227,370	$127,380

Weighted average remaining amortization period in years	9	7
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
Goodwill
On the Closing Date of the Merger, the Company recognized goodwill of $47 million, which was allocated to the Company’s outpatient medical segment (see Note 3). Goodwill is included in other assets, net on the Consolidated Balance Sheets. At June 30, 2024 and December 31, 2023, goodwill was allocated to the Company’s segment assets as follows (in thousands):

Segment	June 30, 2024	December 31, 2023
Outpatient medical	$61,314	$14,178
CCRC	1,998	1,998
Other non-reportable	1,851	1,851
	$65,163	$18,027

NOTE 10.  Debt

Healthpeak OP, the Company’s consolidated operating subsidiary, is the borrower under, and the Company, DOC DR Holdco, and DOC DR OP Sub are the guarantors of, the Revolving Facility, 2027 Term Loans, 2029 Term Loan, Commercial Paper Program (each as defined below), and senior unsecured notes issued by the Company prior to the Merger. DOC DR OP Sub is the borrower under, and the Company, Healthpeak OP, and DOC DR Holdco are guarantors of, the 2028 Term Loan (as defined below) and senior unsecured notes issued by the Physicians Partnership prior to, and assumed by the Company as part of, the Merger. Guarantees of senior unsecured notes are full and unconditional and applicable to existing and future senior unsecured notes.
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
In connection with the assumption of the 2028 Term Loan, the Company acquired three related interest rate swap instruments that were redesignated as cash flow hedges as of the Closing Date. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of June 30, 2024, the 2028 Term Loan had a blended fixed effective interest rate of 4.44% inclusive of the amortization of the related premium. See also Note 18 for a discussion of the impact of the related interest rate swap instruments.
Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) Daily SOFR (plus a 10 basis point adjustment related to SOFR transition). The applicable margin under the 2028 Term Loan ranges from 0.85% to 1.65% for Daily SOFR loans and is based on the credit ratings of DOC DR OP Sub. Based on the Company’s credit ratings as of June 30, 2024, and inclusive of the adjustment related to SOFR transition, the margin on the 2028 Term Loan was 1.00%.
Additionally, on March 1, 2024, concurrently with the consummation of the Merger, DOC DR OP Sub assumed, and the Company and Healthpeak OP guaranteed, Physicians Partnership’s $1.25 billion aggregate principal of senior unsecured notes (see Note 3), including: (i) $400 million aggregate principal amount of 4.30% senior unsecured notes due 2027, (ii) $350 million aggregate principal amount of 3.95% senior unsecured notes due 2028, and (iii) $500 million aggregate principal amount of 2.63% senior unsecured notes due 2031. On the Closing Date, the Company capitalized $1 million of costs paid to the bondholders, which are being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related senior unsecured notes. The senior unsecured notes contain certain covenants that are consistent with the Healthpeak OP’s previously issued senior unsecured notes, as further described below.
Lastly, on March 1, 2024, concurrently with the consummation of the Merger, the Company assumed $128 million aggregate principal of mortgage debt (see Note 3), which was secured by five outpatient medical buildings, with an aggregate carrying value of $259 million as of March 1, 2024. Of this $128 million, $59 million was fixed rate debt with a weighted average contractual interest rate of 3.77% and maturities ranging from November 2024 through December 2026 and $69 million was variable rate debt with a weighted average contractual interest rate of 7.25% and maturities ranging from December 2026 through November 2028. The Company recognized a net discount of $0.5 million on the $128 million aggregate principal of mortgage debt assumed on the Closing Date, which is being amortized into interest expense on the Consolidated Statements of Operations using the effective interest rate method. The Company acquired one related interest rate swap instrument with a notional amount of $36 million of variable rate mortgage debt that was redesignated as a cash flow hedge as of the Closing Date (see Note 18). As a result, $36 million of the variable rate mortgage debt associated with this interest rate swap instrument is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.

Bank Line of Credit and Term Loans
Revolving Facility
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from LIBOR to SOFR. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Additionally, the Revolving Facility includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions. Based on the Company’s credit ratings at June 30, 2024, and inclusive of achievement of a sustainability-linked metric, the margin on the Revolving Facility was 0.85% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Revolving Facility to, among other things, join DOC DR Holdco and DOC DR OP Sub as guarantors of Healthpeak OP’s obligations under the Revolving Facility. At each of June 30, 2024 and December 31, 2023, the Company had no balance outstanding under the Revolving Facility.
Term Loan Agreement
On August 22, 2022, the Company executed a term loan agreement (as amended or modified as described herein, the “Term Loan Agreement”) that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “2027 Term Loans”). The 2027 Term Loans were available to be drawn from time to time during a 180-day period after closing, subject to customary borrowing conditions, and the Company drew the entirety of the $500 million under the 2027 Term Loans in October 2022. $250 million of the 2027 Term Loans has an initial stated maturity of 4.5 years, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the 2027 Term Loans has a stated maturity of five years with no option to extend.
Loans outstanding under the 2027 Term Loans accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loans also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loans may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of June 30, 2024, and inclusive of achievement of a sustainability-linked metric and an adjustment related to SOFR transition, the margin on the 2027 Term Loans was 0.94%.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2027 Term Loans associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of June 30, 2024, the 2027 Term Loans had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $1.0 billion to $1.5 billion, subject to securing additional commitments, (ii) the Company borrowed senior unsecured term loans in an aggregate principal amount of $750 million with a stated maturity of five years (the “2029 Term Loan”), and (iii) DOC DR Holdco and DOC DR OP Sub were joined as guarantors of Healthpeak OP’s obligations under the Term Loan Agreement. As of June 30, 2024, the unused borrowing capacity under the Term Loan Agreement was $250 million.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of June 30, 2024, and inclusive of an adjustment related to SOFR transition, the margin on the 2029 Term Loan was 0.95%.
In January 2024, the Company entered into forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of June 30, 2024, the 2029 Term Loan had a blended fixed effective interest rate of 4.66%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
At June 30, 2024 and December 31, 2023, the Company had $1.25 billion and $500 million, respectively, of loans outstanding under the Term Loan Agreement.

The Revolving Facility, 2027 Term Loans, 2028 Term Loan, and 2029 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at June 30, 2024.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of June 30, 2024 and December 31, 2023, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. At June 30, 2024, the Company had $25 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 4 days and a weighted average interest rate of 5.52%. At December 31, 2023, the Company had $720 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 37 days and a weighted average interest rate of 5.70%.
Senior Unsecured Notes
At June 30, 2024 and December 31, 2023, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.7 billion and $5.5 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2024.
During the six months ended June 30, 2024, there were no issuances, repurchases, or redemptions of senior unsecured notes; however, as described above, concurrently with the consummation of the Merger, the Company assumed $1.25 billion aggregate principal of senior unsecured notes.
The following table summarizes the Company’s senior unsecured note issuances for the year ended December 31, 2023 (dollars in thousands):

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
Mortgage Debt
At June 30, 2024 and December 31, 2023, the Company had $381 million and $255 million, respectively, in aggregate principal of mortgage debt outstanding. At June 30, 2024, this mortgage debt was secured by 20 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $830 million. At December 31, 2023, this mortgage debt was secured by 15 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $587 million.
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
During each of the three months ended June 30, 2024 and 2023, the Company made aggregate principal repayments of mortgage debt of $1 million. During the six months ended June 30, 2024 and 2023, the Company made aggregate principal repayments of mortgage debt of $2 million and $3 million, respectively.

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
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2024 (dollars in thousands):

				Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loans	Amount	Interest Rate(4)	Amount	Interest Rate(4)	Total
2024	$—	$—	$—	$—	—%	$28,564	7.22%	$28,564
2025	—	—	—	800,000	3.92%	3,684	4.01%	803,684
2026	—	25,000	—	650,000	3.40%	344,999	4.90%	1,019,999
2027	—	—	500,000	850,000	3.23%	842	5.57%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,775	5.30%	1,252,775
Thereafter	—	—	750,000	3,550,000	4.35%	—	—%	4,300,000
	—	25,000	1,650,000	6,700,000		380,864		8,755,864
Premiums, (discounts), and debt issuance costs, net	—	—	(4,544)	(148,845)		552		(152,837)
	$—	$25,000	$1,645,456	$6,551,155		$381,416		$8,603,027
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
(3)Effective interest rates on the mortgage debt range from 3.44% to 9.02% with a weighted average effective interest rate of 5.07% and a weighted average maturity of 2 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
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
DownREITs and Other Partnerships
In connection with the formation of certain limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. The Company has indemnification agreements on a total of 41 properties within its DownREITs.
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
NOTE 12.  Equity and Redeemable Noncontrolling Interests

Dividends
On July 24, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on August 16, 2024 to stockholders of record as of the close of business on August 5, 2024.
During each of the three months ended June 30, 2024 and 2023, the Company declared and paid common stock cash dividends of $0.30 per share. During each of the six months ended June 30, 2024 and 2023, the Company declared and paid common stock cash dividends of $0.60 per share.
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
At June 30, 2024, $1.5 billion of the Company’s common stock remained available for sale under the 2023 ATM Program.
ATM Forward Contracts
During each of the three and six months ended June 30, 2024 and 2023, the Company did not utilize the forward provisions under the ATM Programs.
ATM Direct Issuances
During each of the three and six months ended June 30, 2024 and 2023, there were no direct issuances of shares of common stock under the ATM Programs.
Share Repurchase Programs
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company could acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “2022 Share Repurchase Program”). Purchases of common stock under the 2022 Share Repurchase Program could be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. During the three months ended June 30, 2024, the Company repurchased 3.6 million shares of its common stock at a weighted average price of $19.00 per share for a total of $68 million. During the six months ended June 30, 2024, the Company repurchased 9.4 million shares of its common stock at a weighted average price of $17.83 per share for a total of $168 million. During the year ended December 31, 2023, there were no repurchases under the 2022 Share Repurchase Program. At June 30, 2024, $276 million of the Company’s common stock remained available for repurchase under the 2022 Share Repurchase Program, after considering $56 million of shares repurchased during the year ended December 31, 2022 and $168 million of shares repurchased during the six months ended June 30, 2024.
In July 2024, the Company repurchased an additional 1 million shares of its common stock under the 2022 Share Repurchase Program at a weighted average price of $19.42 per share for a total of $20 million.
On July 24, 2024, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, the Company may acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. No shares have been repurchased under the 2024 Share Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	June 30, 2024	December 31, 2023
Unrealized gains (losses) on derivatives, net	$44,043	$21,245
Supplemental Executive Retirement Plan minimum liability	(1,746)	(1,874)
Total accumulated other comprehensive income (loss)	$42,297	$19,371
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
On March 1, 2024, concurrently with the consummation of the Merger, the Company assumed one redeemable noncontrolling interest, which had not yet met the conditions for redemption as of June 30, 2024.
In April 2024, the Company exercised its option to buy out four redeemable noncontrolling interests that met the criteria for redemption. Accordingly, during the three months ended June 30, 2024, the Company made aggregate cash payments for the total redemption value of $53 million to the related noncontrolling interest holders and acquired the redeemable noncontrolling interests associated with the entities.
Healthpeak OP
Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. During the three months ended March 31, 2023, subsequent to the Reorganization, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”), all of which were profits interests in Healthpeak OP (“LTIP Units”). During the three months ended March 31, 2024, OP Unitholders were issued approximately 2 million OP Units, all of which were LTIP Units. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of June 30, 2024, there were approximately 3 million OP Units outstanding and 65 thousand had met the criteria for redemption. As of December 31, 2023, there were approximately 2 million OP Units outstanding, none of which had met the criteria for redemption.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At June 30, 2024, there were approximately 11 million DownREIT units (14 million shares of Healthpeak common stock are issuable upon conversion) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At June 30, 2024, the carrying value of the 11 million DownREIT units was $313 million. At December 31, 2023, there were approximately 5 million DownREIT units (7 million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At December 31, 2023, the carrying value of the 5 million DownREIT units was $199 million.

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
The Company considers the potential dilution resulting from forward agreements under its ATM Programs to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. Refer to Note 12 for a discussion of the sale of shares under and settlement of forward sales agreements, of which there were none during the three and six months ended June 30, 2024 and 2023.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator - Basic
Net income (loss)	$152,716	$56,199	$163,893	$190,706
Noncontrolling interests’ share in earnings	(6,669)	(4,300)	(11,170)	(19,855)
Net income (loss) attributable to Healthpeak Properties, Inc.	146,047	51,899	152,723	170,851
Less: Participating securities’ share in earnings	(214)	(149)	(414)	(1,402)
Net income (loss) applicable to common shares	$145,833	$51,750	$152,309	$169,449
Numerator - Dilutive
Net income (loss) applicable to common shares	$145,833	$51,750	$152,309	$169,449
Add: distributions on dilutive convertible units and other	71	—	36	—
Dilutive net income (loss) available to common shares	$145,904	$51,750	$152,345	$169,449
Denominator
Basic weighted average shares outstanding	702,382	547,026	651,642	546,936
Dilutive potential common shares - equity awards(1)	135	268	157	268
Dilutive potential common shares - OP Units(2)	751	—	314	—
Diluted weighted average common shares	703,268	547,294	652,113	547,204
Earnings (loss) per common share
Basic	$0.21	$0.09	$0.23	$0.31
Diluted	$0.21	$0.09	$0.23	$0.31
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the three and six months ended June 30, 2024, represents the dilutive impact of 3 million outstanding OP Units.
For the three and six months ended June 30, 2024 and 2023, all 14 million and 7 million shares issuable upon conversion of DownREIT units, respectively, were not included because they were anti-dilutive.

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

The following tables summarize information for the reportable segments (in thousands):
For the three months ended June 30, 2024:

	Outpatient Medical	Lab	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$332,515	$214,266	$140,891	$6,878	$954	$695,504
Less: Interest income and other	—	—	—	(6,878)	(954)	(7,832)
Healthpeak’s share of unconsolidated joint venture total revenues	6,903	4,301	—	21,378	—	32,582
Noncontrolling interests’ share of consolidated joint venture total revenues	(9,341)	(33)	—	—	—	(9,374)
Operating expenses	(111,702)	(56,656)	(105,469)	—	—	(273,827)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,464)	(1,528)	—	(15,790)	—	(19,782)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,609	9	—	—	—	2,618
Adjustments to NOI(1)	(10,430)	(13,289)	(1,739)	226	—	(25,232)
Adjusted NOI	208,090	147,070	33,683	5,814	—	394,657
Plus: Adjustments to NOI(1)	10,430	13,289	1,739	(226)	—	25,232
Interest income and other	—	—	—	6,878	954	7,832
Interest expense	(4,070)	—	(984)	—	(69,856)	(74,910)
Depreciation and amortization	(173,408)	(75,947)	(34,143)	—	—	(283,498)
General and administrative	—	—	—	—	(26,718)	(26,718)
Transaction and merger-related costs	(41)	(478)	24	—	(7,264)	(7,759)
Impairments and loan loss reserves, net	—	—	—	553	—	553
Gain (loss) on sales of real estate, net	66,831	55,213	—	—	—	122,044
Other income (expense), net	1,383	185	(479)	38	2,877	4,004
Less: Healthpeak’s share of unconsolidated joint venture NOI	(4,439)	(2,773)	—	(5,588)	—	(12,800)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	6,732	24	—	—	—	6,756
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	111,508	136,583	(160)	7,469	(100,007)	155,393
Income tax benefit (expense)	—	—	—	—	(2,728)	(2,728)
Equity income (loss) from unconsolidated joint ventures	(2,922)	2,247	—	726	—	51
Net income (loss)	$108,586	$138,830	$(160)	$8,195	$(102,735)	$152,716
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

For the three months ended June 30, 2023:

	Outpatient Medical	Lab	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$186,661	$223,306	$130,184	$5,279	$—	$545,430
Government grant income(1)	—	—	47	—	—	47
Less: Interest income and other	—	—	—	(5,279)	—	(5,279)
Healthpeak’s share of unconsolidated joint venture total revenues	754	1,928	—	20,261	—	22,943
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,665)	(151)	—	—	—	(8,816)
Operating expenses	(65,350)	(54,832)	(101,655)	—	—	(221,837)
Healthpeak’s share of unconsolidated joint venture operating expenses	(288)	(848)	—	(14,618)	—	(15,754)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,409	35	—	—	—	2,444
Adjustments to NOI(2)	(4,008)	(14,943)	(728)	(9)	—	(19,688)
Adjusted NOI	111,513	154,495	27,848	5,634	—	299,490
Plus: Adjustments to NOI(2)	4,008	14,943	728	9	—	19,688
Interest income and other	—	—	—	5,279	—	5,279
Interest expense	(1,924)	—	(1,823)	—	(45,327)	(49,074)
Depreciation and amortization	(71,722)	(93,235)	(32,616)	—	—	(197,573)
General and administrative	—	—	—	—	(25,936)	(25,936)
Transaction and merger-related costs	(16)	—	(278)	—	(343)	(637)
Impairments and loan loss reserves, net	—	—	—	(2,607)	—	(2,607)
Gain (loss) on sales of real estate, net	—	—	—	4,885	—	4,885
Other income (expense), net	235	(2)	674	(19)	1,067	1,955
Less: Government grant income	—	—	(47)	—	—	(47)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(466)	(1,080)	—	(5,643)	—	(7,189)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	6,256	116	—	—	—	6,372
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	47,884	75,237	(5,514)	7,538	(70,539)	54,606
Income tax benefit (expense)	—	—	—	—	(1,136)	(1,136)
Equity income (loss) from unconsolidated joint ventures	184	1,314	—	1,231	—	2,729
Net income (loss)	$48,068	$76,551	$(5,514)	$8,769	$(71,675)	$56,199
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

For the six months ended June 30, 2024:

	Outpatient Medical	Lab	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$570,787	$438,027	$279,667	$11,937	$1,646	$1,302,064
Less: Interest income and other	—	—	—	(11,937)	(1,646)	(13,583)
Healthpeak’s share of unconsolidated joint venture total revenues	9,642	9,162	—	42,911	—	61,715
Noncontrolling interests’ share of consolidated joint venture total revenues	(18,217)	(196)	—	—	—	(18,413)
Operating expenses	(192,970)	(113,496)	(211,090)	—	—	(517,556)
Healthpeak’s share of unconsolidated joint venture operating expenses	(3,547)	(2,852)	—	(31,889)	—	(38,288)
Noncontrolling interests’ share of consolidated joint venture operating expenses	5,039	52	—	—	—	5,091
Adjustments to NOI(1)	(16,556)	(34,724)	(1,739)	179	—	(52,840)
Adjusted NOI	354,178	295,973	66,838	11,201	—	728,190
Plus: Adjustments to NOI(1)	16,556	34,724	1,739	(179)	—	52,840
Interest income and other	—	—	—	11,937	1,646	13,583
Interest expense	(26,775)	—	(1,979)	—	(107,063)	(135,817)
Depreciation and amortization	(279,699)	(154,855)	(68,163)	—	—	(502,717)
General and administrative	—	—	—	—	(50,017)	(50,017)
Transaction and merger-related costs	(154)	(486)	(49)	—	(114,290)	(114,979)
Impairments and loan loss reserves, net	—	—	—	(10,905)	—	(10,905)
Gain (loss) on sales of real estate, net	70,086	55,213	—	—	—	125,299
Other income (expense), net	1,454	79,168	(718)	38	2,578	82,520
Less: Healthpeak’s share of unconsolidated joint venture NOI	(6,095)	(6,310)	—	(11,022)	—	(23,427)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	13,178	144	—	—	—	13,322
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	142,729	303,571	(2,332)	1,070	(267,146)	177,892
Income tax benefit (expense)	—	—	—	—	(16,426)	(16,426)
Equity income (loss) from unconsolidated joint ventures	(4,032)	5,059	—	1,400	—	2,427
Net income (loss)	$138,697	$308,630	$(2,332)	$2,470	$(283,572)	$163,893
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

For the six months ended June 30, 2023:

	Outpatient Medical	Lab	CCRC	Other Non-reportable	Corporate Non-segment	Total
Total revenues	$373,628	$428,770	$257,268	$11,442	$—	$1,071,108
Government grant income(1)	—	—	184	—	—	184
Less: Interest income and other	—	—	—	(11,442)	—	(11,442)
Healthpeak’s share of unconsolidated joint venture total revenues	1,498	4,093	—	40,607	—	46,198
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	—	229	—	229
Noncontrolling interests’ share of consolidated joint venture total revenues	(17,628)	(294)	—	—	—	(17,922)
Operating expenses	(129,749)	(112,397)	(202,779)	—	—	(444,925)
Healthpeak’s share of unconsolidated joint venture operating expenses	(595)	(2,030)	—	(29,624)	—	(32,249)
Noncontrolling interests’ share of consolidated joint venture operating expenses	5,004	75	—	—	—	5,079
Adjustments to NOI(2)	(7,825)	(15,776)	(678)	(31)	—	(24,310)
Adjusted NOI	224,333	302,441	53,995	11,181	—	591,950
Plus: Adjustments to NOI(2)	7,825	15,776	678	31	—	24,310
Interest income and other	—	—	—	11,442	—	11,442
Interest expense	(3,845)	—	(3,639)	—	(89,553)	(97,037)
Depreciation and amortization	(142,881)	(168,817)	(65,100)	—	—	(376,798)
General and administrative	—	—	—	—	(50,483)	(50,483)
Transaction and merger-related costs	(148)	(158)	(497)	—	(2,259)	(3,062)
Impairments and loan loss reserves, net	—	—	—	(394)	—	(394)
Gain (loss) on sales of real estate, net	21,312	60,498	—	4,653	—	86,463
Other income (expense), net	439	2	7	(19)	2,298	2,727
Less: Government grant income	—	—	(184)	—	—	(184)
Less: Healthpeak’s share of unconsolidated joint venture NOI	(903)	(2,063)	—	(11,212)	—	(14,178)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI	12,624	219	—	—	—	12,843
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	118,756	207,898	(14,740)	15,682	(139,997)	187,599
Income tax benefit (expense)	—	—	—	—	(1,438)	(1,438)
Equity income (loss) from unconsolidated joint ventures	374	1,911	—	2,260	—	4,545
Net income (loss)	$119,130	$209,809	$(14,740)	$17,942	$(141,435)	$190,706
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

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid, net of capitalized interest	$120,887	$90,911
Income taxes paid (refunded)	4,794	2,855
Capitalized interest	31,908	28,182
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	15,312	121
Accrued construction costs	120,437	142,826
Net noncash impact from the consolidation of property previously held in an unconsolidated joint venture	—	993
Retained investment in connection with Callan Ridge JV (see Note 8)	69,255	—
Non-cash assets and liabilities assumed in connection with the Merger (see Note 3)	2,927,611	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning of period:
Cash and cash equivalents	$117,635	$72,032
Restricted cash	51,388	54,802
Cash, cash equivalents, and restricted cash	$169,023	$126,834
End of period:
Cash and cash equivalents	$106,886	$103,780
Restricted cash	52,409	56,745
Cash, cash equivalents, and restricted cash	$159,295	$160,525
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of June 30, 2024 and December 31, 2023, the account balances at certain institutions exceeded the FDIC insurance coverage.
NOTE 16.  Variable Interest Entities

Operating Subsidiary
Healthpeak OP is the Company’s operating subsidiary and a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds a membership interest in Healthpeak OP, acts as the managing member of Healthpeak OP, and exercises full responsibility, discretion, and control over the day-to-day management of Healthpeak OP. Because the noncontrolling interests in Healthpeak OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights, the Company has determined that Healthpeak OP is a VIE. The Company, as managing member, has the power to direct the core activities of Healthpeak OP that most significantly affect Healthpeak OP’s performance, and through its interest in Healthpeak OP, has both the right to receive benefits from and the obligation to absorb losses of Healthpeak OP. Accordingly, the Company is the primary beneficiary of Healthpeak OP and consolidates Healthpeak OP. As the Company conducts its business and holds its assets and liabilities through Healthpeak OP, the total consolidated assets and liabilities, income (losses), and cash flows of Healthpeak OP represent substantially all of the total consolidated assets and liabilities, including the consolidated and unconsolidated entities discussed in this Note 16, income (losses), and cash flows of the Company.

Unconsolidated Variable Interest Entities
At each of June 30, 2024 and December 31, 2023, the Company had investments in two unconsolidated VIE joint ventures. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC Investment and Needham Land Parcel JV discussed below), it has no formal involvement in these VIEs beyond its investments.
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
Debt Securities Investment. At December 31, 2022, the Company held $22 million of commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac) through a special purpose entity that had been identified as a VIE because it was “thinly capitalized.” The CMBS issued by the VIE were backed by mortgage debt obligations on real estate assets. These securities were classified as held-to-maturity because the Company had the intent and ability to hold the securities until maturity. These securities matured on December 31, 2022, and the Company received the related proceeds in January 2023. At each of June 30, 2024 and December 31, 2023, there was no balance remaining for these securities.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2024 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment	Other assets, net	$14,985
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	17,192
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of June 30, 2024, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at June 30, 2024 and December 31, 2023 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
DownREITs.  As of June 30, 2024 and December 31, 2023, the Company held a controlling ownership interest in and was the managing member of eight and seven DownREITs, respectively. In connection with the Merger, during the three months ended March 31, 2024, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity (see Note 3), which resulted in an increase in VIE assets and liabilities when comparing June 30, 2024 to December 31, 2023. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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
Lab JVs.  At December 31, 2023, the Company held a 98% or greater ownership interest in multiple joint venture entities that owned and leased lab buildings (the “Lab JVs”). The Lab JVs were VIEs as the members shared in certain decisions of the entities, but substantially all of the activities were performed on behalf of the Company. The Company consolidated the Lab JVs as the primary beneficiary because it had the ability to control the activities that most significantly impacted these VIEs’ economic performance. The assets of the Lab JVs primarily consisted of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consisted of capital expenditures for the properties. Assets generated by the Lab JVs were only used to settle their contractual obligations. In April 2024, the Company acquired the noncontrolling interests associated with these entities (see Note 12) and these entities are no longer included in the VIE assets and liabilities as of June 30, 2024.

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Buildings and improvements	$5,083,571	$2,392,375
Development costs and construction in progress	96,695	47,481
Land and improvements	556,817	307,166
Accumulated depreciation and amortization	(688,068)	(665,791)
Net real estate	5,049,015	2,081,231
Loans receivable, net	120,149	—
Investments in and advances to unconsolidated joint ventures	51,354	—
Accounts receivable, net	13,426	5,906
Cash and cash equivalents	27,808	18,410
Restricted cash	1,865	613
Intangible assets, net	846,787	56,975
Right-of-use asset, net	286,454	97,575
Other assets, net	138,445	79,248
Total assets	$6,535,303	$2,339,958
Liabilities
Term loans	$402,153	$—
Senior unsecured notes	1,143,773	—
Mortgage debt	270,427	144,874
Intangible liabilities, net	119,822	11,884
Lease liability	198,104	99,725
Accounts payable, accrued liabilities, and other liabilities	130,912	54,975
Deferred revenue	58,506	48,316
Total liabilities	$2,323,697	$359,774
NOTE 17.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	June 30, 2024(3)		December 31, 2023(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$275,478	$287,395	$218,450	$218,450
Interest rate swap instruments(2)	50,304	50,304	21,359	21,359
Bank line of credit and commercial paper(2)	25,000	25,000	720,000	720,000
Term loans(2)	1,645,456	1,645,456	496,824	496,824
Senior unsecured notes(1)	6,551,155	6,074,052	5,403,378	5,144,667
Mortgage debt(2)	381,416	379,742	256,097	244,135
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
(3)During the six months ended June 30, 2024 and year ended December 31, 2023, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 18.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At June 30, 2024, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $60 million.
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
In August 2022, the Company entered into two forward-starting interest rate swap instruments on the $500 million aggregate principal amount of the 2027 Term Loans (see Note 10). The interest rate swap instruments are designated as cash flow hedges.
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
The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	June 30, 2024	December 31, 2023
October 2019(3)	October 2024	Cash flow	$36,050	1.37%	1 mo. USD-SOFR CME Term	$470	$—
April 2022	May 2026	Cash flow	51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	1,874	1,602
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	3,337	2,851
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	10,741	7,933
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	12,338	8,973
May 2023(3)(4)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	7,414	—
January 2024(5)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	14,130	—
						$50,304	$21,359
_____________________________
(1)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
(2)At each of June 30, 2024 and December 31, 2023, the interest rate swap instruments were in an asset position. Derivative assets are recorded at fair value in other assets, net on the Consolidated Balance Sheets.
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

NOTE 19. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	June 30, 2024	December 31, 2023
Refundable entrance fees	$244,759	$251,874
Accrued construction costs	120,437	105,572
Accrued interest	76,034	59,492
Other accounts payable and accrued liabilities(1)	267,989	240,258
Accounts payable, accrued liabilities, and other liabilities	$709,219	$657,196
_______________________________________
(1)As of June 30, 2024 and December 31, 2023, includes $6 million and $8 million, respectively, of severance-related obligations associated with the departure of a former CEO in October 2022 that had not yet been paid.
NOTE 20. Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	June 30, 2024	December 31, 2023
Nonrefundable entrance fees(1)	$581,530	$562,026
Other deferred revenue(2)	326,322	343,607
Deferred revenue	$907,852	$905,633
_______________________________________
(1)During the three and six months ended June 30, 2024, the Company collected nonrefundable entrance fees of $34 million and $62 million, respectively, and recognized amortization of $21 million and $43 million, respectively. During the three and six months ended June 30, 2023, the Company collected nonrefundable entrance fees of $31 million and $60 million, respectively, and recognized amortization of $20 million and $40 million, respectively. The amortization of nonrefundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three and six months ended June 30, 2024, the Company recognized amortization related to other deferred revenue of $13 million and $27 million, respectively. During the three and six months ended June 30, 2023, the Company recognized amortization related to other deferred revenue of $18 million and $31 million, respectively. The amortization of other deferred revenue is included in rental and related revenues on the Consolidated Statements of Operations.

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
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that owns, operates, and develops high-quality real estate focused on healthcare discovery and delivery in the United States (“U.S.”). Our company was originally founded in 1985. We hold substantially all of our assets and conduct our operations through the operating subsidiary, Healthpeak OP, LLC, a consolidated subsidiary of which we are the managing member. We are a Maryland corporation and qualify as a self-administered REIT. We are headquartered in Denver, Colorado, with additional corporate offices in California, Tennessee, Wisconsin, and Massachusetts and property management offices in several locations throughout the U.S.
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

At June 30, 2024, our portfolio of investments, including properties in our unconsolidated joint ventures, consisted of interests in 758 properties. The following table summarizes information for our reportable and other non-reportable segments for the three months ended June 30, 2024 (dollars in thousands):

Segment	Net Income (Loss)	Total Portfolio Adjusted NOI(1)	Number of Properties
Outpatient medical	$108,586	$208,090	585
Lab	138,830	147,070	139
CCRC	(160)	33,683	15
Other non-reportable	8,195	5,814	19
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
Increased interest rates, persistent inflation, ongoing geopolitical tensions, and increased volatility in public and private equity and fixed income markets have led to increased costs and limited the availability of capital. In addition, increased interest rates could adversely impact our borrowing costs, the fair value of our fixed rate instruments, and real estate values generally, including our real estate.
To the extent our tenants and operators have also experienced increased costs, liquidity constraints, and financing difficulties due to the foregoing macroeconomic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due.
We have also been affected by inflation in construction costs over the past few years, which, together with rising costs of capital, have adversely affected the expected yields on our development and redevelopment projects. While there have been signs that cost pressures are moderating, there can be no assurance that this will continue to be the case.
We continuously monitor the effects of domestic and global events, including but not limited to inflation, increased interest rates, and challenges in the financial markets, on our operations and financial position, as well as on the operations and financial position of our tenants, operators, and borrowers, to enable us to remain responsive and adaptable to the dynamic changes in our operating environment.

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
•During the three months ended June 30, 2024, we sold 11 outpatient medical buildings for $179 million.
•In July 2024, we completed negotiations and subsequently closed the sale of a portfolio of 59 outpatient medical buildings for $674 million and provided the buyer with a mortgage loan secured by the real estate sold for $405 million.
Development and Redevelopment Activities
•During the six months ended June 30, 2024, the following projects were placed in service: (i) a portion of one lab development project with total project costs of $29 million, (ii) one outpatient medical development project held in a consolidated joint venture of which our share of total project costs was $22 million, (iii) one lab redevelopment project with total project costs of $14 million, (iv) a portion of one lab redevelopment project with total project costs of $13 million, and (v) a portion of one lab redevelopment building held in one of our unconsolidated South San Francisco JVs of which our share of total project costs was $9 million.
Financing Activities
•In March 2024, we executed a $750 million five year unsecured term loan (the “2029 Term Loan”) incurred as an incremental facility under the term loan agreement. In January 2024, we entered into forward-starting interest rate swap instruments on the 2029 Term Loan which are designated as cash flow hedges and establish a blended fixed effective interest rate of 4.66%.
•During the six months ended June 30, 2024, we repurchased 9.4 million shares of our common stock under our 2022 Share Repurchase Program (as defined below) at a weighted average price of $17.83 per share for a total of $168 million.
Other Activities
•During the six months ended June 30, 2024, we refinanced one of our existing seller financing loans receivable, extended the maturity date to August 2027, and received aggregate partial principal repayments of $74 million.
•In July, we executed an early lease renewal for approximately 2 million square feet leased by CommonSpirit Health, which is subject to a master agreement, which extends the weighted average lease term of existing leases from July 2027 to December 2035, amends the contractual rents to current market rates, and increases the annual contractual lease escalations from 2.5% to 3.0%.
Dividends
The following table summarizes our common stock cash dividends declared in 2024:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 31	February 14	$0.30	February 26
April 24	May 6	0.30	May 17
July 24	August 5	0.30	August 16

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
For a reconciliation of Merger-Combined Same-Store to total portfolio Adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.
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

Comparison of the Three and Six Months Ended June 30, 2024 to the Three and Six Months Ended June 30, 2023
Overview

The following table summarizes results for the three months ended June 30, 2024 and 2023(1) (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Net income (loss) applicable to common shares	$145,833	$51,750	$94,083
Nareit FFO	314,027	245,412	68,615
FFO as Adjusted	315,639	249,202	66,437
AFFO	272,365	220,855	51,510
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in gain on sales of depreciable real estate related to lab and outpatient medical building dispositions during 2024 as compared to 2023;
•an increase in Adjusted NOI generated from our lab and outpatient medical segments related to: (i) assets acquired as part of the Merger, (ii) development and redevelopment projects placed in service during 2023 and 2024, and (iii) new leasing activity during 2023 and 2024 (including the impact to straight-line rents); and
•a decrease in loan loss reserves primarily as a result of principal repayments on loans receivable during the second quarter of 2024.
The increase in net income (loss) applicable to common shares was partially offset by:
•an increase in depreciation, primarily as a result of: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2023 and 2024;
•an increase in interest expense, primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt, (ii) senior unsecured notes issued in May 2023, and (iii) borrowings under the 2029 Term Loan, which closed in March 2024; and
•an increase in transaction and merger-related costs, primarily as a result of costs incurred in connection with the Merger.
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
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO, and higher AFFO capital expenditures during the period.

The following table summarizes results for the six months ended June 30, 2024 and 2023(1) (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net income (loss) applicable to common shares	$152,309	$169,449	$(17,140)
Nareit FFO	474,625	473,513	1,112
FFO as Adjusted	590,919	478,741	112,178
AFFO	517,800	428,509	89,291
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•an increase in depreciation, primarily as a result of: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2023 and 2024;
•an increase in transaction and merger-related costs, primarily as a result of costs incurred in connection with the Merger;
•an increase in interest expense, primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt, (ii) senior unsecured notes issued in January and May 2023, and (iii) borrowings under the 2029 Term Loan, which closed in March 2024;
•an increase in income tax expense primarily as a result of an income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024; and
•an increase in loan loss reserves primarily as a result of reserves recognized on loans receivable acquired as part of the Merger.
The decrease in net income (loss) applicable to common shares was partially offset by:
•an increase in Adjusted NOI generated from our lab and outpatient medical segments related to: (i) assets acquired as part of the Merger, (ii) development and redevelopment projects placed in service during 2023 and 2024, and (iii) new leasing activity during 2023 and 2024 (including the impact to straight-line rents);
•a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024; and
•an increase in gain on sales of depreciable real estate related to lab and outpatient medical building dispositions during 2024 as compared to 2023.
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
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO, and higher AFFO capital expenditures during the period.

Segment Analysis
The following tables provide selected operating information for our Merger-Combined Same-Store and total property portfolio for each of our reportable segments. For the three months ended June 30, 2024, our Merger-Combined Same-Store consists of 696 properties representing properties fully operating on or prior to April 1, 2023 and that remained in operation through June 30, 2024. For the six months ended June 30, 2024, our Merger-Combined Same-Store consists of 696 properties representing properties fully operating on or prior to January 1, 2023 and that remained in operation through June 30, 2024. Legacy Physicians Realty Trust properties that met the definition of Merger-Combined Same-Store are included in both periods presented as if they were owned by the Company for the full analysis period. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 758 and 475 properties at June 30, 2024 and 2023, respectively. Included in our total property portfolio at each of June 30, 2024 and 2023 are 19 senior housing assets in our SWF SH JV.

Outpatient Medical

The following table summarizes results at and for the three months ended June 30, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$318,320	$303,077	$15,243	$332,515	$186,661	$145,854
Healthpeak’s share of unconsolidated joint venture total revenues	6,477	6,109	368	6,903	754	6,149
Noncontrolling interests’ share of consolidated joint venture total revenues	(9,009)	(8,817)	(192)	(9,341)	(8,665)	(676)
Operating expenses	(105,015)	(102,072)	(2,943)	(111,702)	(65,350)	(46,352)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,373)	(2,186)	(187)	(2,464)	(288)	(2,176)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,566	2,485	81	2,609	2,409	200
Adjustments to NOI(3)	(10,369)	(3,944)	(6,425)	(10,430)	(4,008)	(6,422)
Adjusted NOI	$200,597	$194,652	$5,945	208,090	111,513	96,577
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				—	90,116	(90,116)
Less: Merger-Combined Non-SS Adjusted NOI				(7,493)	(6,977)	(516)
Merger-Combined SS Adjusted NOI				$200,597	$194,652	$5,945
Adjusted NOI % change			3.1%
Property count(5)	569	569		585	295
End of period occupancy(6)	92.2%	92.0%		92.1%	90.1%
Average occupancy(6)	92.1%	92.0%		92.0%	90.1%
Average occupied square feet	35,963	35,960		36,778	21,464
Average annual total revenues per occupied square foot(7)	$35	$35		$36	$35
Average annual base rent per occupied square foot(8)	$27	$27		$28	$28
___________________________________
(1)Merger-Combined Same-Store includes legacy Physicians Realty Trust properties that met the definition of Merger-Combined Same-Store as if they were owned by the Company for the full analysis period. Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store.
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
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our second quarter 2023 presentation of Same-Store, we added: (i) 290 properties acquired as part of the Merger, (ii) 7 stabilized developments placed in service, (iii) 4 stabilized redevelopments placed in service, and (iv) 1 stabilized acquisition, and we removed 10 assets that were sold.
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

The following table summarizes results at and for the six months ended June 30, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$628,529	$604,802	$23,727	$570,787	$373,628	$197,159
Healthpeak’s share of unconsolidated joint venture total revenues	12,769	11,966	803	9,642	1,498	8,144
Noncontrolling interests’ share of consolidated joint venture total revenues	(17,932)	(17,602)	(330)	(18,217)	(17,628)	(589)
Operating expenses	(207,589)	(203,027)	(4,562)	(192,970)	(129,749)	(63,221)
Healthpeak’s share of unconsolidated joint venture operating expenses	(4,764)	(4,401)	(363)	(3,547)	(595)	(2,952)
Noncontrolling interests’ share of consolidated joint venture operating expenses	5,092	5,024	68	5,039	5,004	35
Adjustments to NOI(3)	(16,465)	(7,782)	(8,683)	(16,556)	(7,825)	(8,731)
Adjusted NOI	$399,640	$388,980	$10,660	354,178	224,333	129,845
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				61,398	179,632	(118,234)
Less: Merger-Combined Non-SS Adjusted NOI				(15,936)	(14,985)	(951)
Merger-Combined SS Adjusted NOI				$399,640	$388,980	$10,660
Adjusted NOI % change			2.7%
Property count(5)	569	569		585	295
End of period occupancy(6)	92.2%	92.0%		92.1%	90.1%
Average occupancy(6)	92.1%	92.0%		92.0%	90.0%
Average occupied square feet	35,967	35,937		36,852	21,487
Average annual total revenues per occupied square foot(7)	$35	$35		$36	$35
Average annual base rent per occupied square foot(8)	$28	$26		$29	$28
_______________________________________
(1)Merger-Combined Same-Store includes legacy Physicians Realty Trust properties that met the definition of Merger-Combined Same-Store as if they were owned by the Company for the full analysis period. Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store.
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
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our second quarter 2023 presentation of Same-Store, we added: (i) 290 properties acquired as part of the Merger, (ii) 8 stabilized developments placed in service, (iii) 5 stabilized redevelopments placed in service, and (iv) 4 stabilized acquisitions, and we removed 10 assets that were sold.
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
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•business interruption proceeds received in 2023 related to a demolished asset; and
•decreased Adjusted NOI from our 2023 and 2024 dispositions.

Lab

The following table summarizes results at and for the three months ended June 30, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$178,098	$182,271	$(4,173)	$214,266	$223,306	$(9,040)
Healthpeak’s share of unconsolidated joint venture total revenues	764	816	(52)	4,301	1,928	2,373
Noncontrolling interests’ share of consolidated joint venture total revenues	—	—	—	(33)	(151)	118
Operating expenses	(48,848)	(47,024)	(1,824)	(56,656)	(54,832)	(1,824)
Healthpeak’s share of unconsolidated joint venture operating expenses	(465)	(403)	(62)	(1,528)	(848)	(680)
Noncontrolling interests’ share of consolidated joint venture operating expenses	—	—	—	9	35	(26)
Adjustments to NOI(2)	(6,670)	(16,351)	9,681	(13,289)	(14,943)	1,654
Adjusted NOI	$122,879	$119,309	$3,570	147,070	154,495	(7,425)
Less: Merger-Combined Non-SS Adjusted NOI				(24,191)	(35,186)	10,995
Merger-Combined SS Adjusted NOI				$122,879	$119,309	$3,570
Adjusted NOI % change			3.0%
Property count(3)	112	112		139	146
End of period occupancy(4)	95.3%	97.2%		95.4%	97.7%
Average occupancy(4)	95.3%	97.7%		95.4%	98.1%
Average occupied square feet	8,314	8,527		9,403	10,585
Average annual total revenues per occupied square foot(5)	$83	$79		$88	$80
Average annual base rent per occupied square foot(6)	$62	$59		$68	$62
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
(3)From our second quarter 2023 presentation of Same-Store, we added: (i) five stabilized developments placed in service, (ii) two stabilized redevelopments placed in service, and (iii) two buildings that previously experienced a significant tenant relocation, and we removed: (i) nine buildings that were placed into redevelopment, (ii) seven assets that were sold, and (iii) two buildings that experienced a significant tenant relocation.
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
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations; partially offset by
•higher operating expenses; and
•lower occupancy.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•decreased Adjusted NOI from our 2023 and 2024 dispositions; and
•decreased Adjusted NOI from buildings placed into development and redevelopment in 2023 and 2024.

The following table summarizes results at and for the six months ended June 30, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$361,225	$359,448	$1,777	$438,027	$428,770	$9,257
Healthpeak’s share of unconsolidated joint venture total revenues	1,706	1,837	(131)	9,162	4,093	5,069
Noncontrolling interests’ share of consolidated joint venture total revenues	—	—	—	(196)	(294)	98
Operating expenses	(97,589)	(96,917)	(672)	(113,496)	(112,397)	(1,099)
Healthpeak’s share of unconsolidated joint venture operating expenses	(930)	(1,069)	139	(2,852)	(2,030)	(822)
Noncontrolling interests’ share of consolidated joint venture operating expenses	—	—	—	52	75	(23)
Adjustments to NOI(2)	(20,920)	(26,565)	5,645	(34,724)	(15,776)	(18,948)
Adjusted NOI	$243,492	$236,734	$6,758	295,973	302,441	(6,468)
Less: Merger-Combined Non-SS Adjusted NOI				(52,481)	(65,707)	13,226
Merger-Combined SS Adjusted NOI				$243,492	$236,734	$6,758
Adjusted NOI % change			2.9%
Property count(3)	112	112		139	146
End of period occupancy(4)	95.3%	97.2%		95.4%	97.7%
Average occupancy(4)	95.8%	98.0%		96.0%	98.4%
Average occupied square feet	8,359	8,552		9,821	10,520
Average annual total revenues per occupied square foot(5)	$82	$79		$85	$80
Average annual base rent per occupied square foot(6)	$61	$59		$65	$61
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
(3)From our second quarter 2023 presentation of Same-Store, we added: (i) six stabilized developments placed in service, (ii) two stabilized redevelopments placed in service, and (iii) two buildings that previously experienced a significant tenant relocation, and we removed: (i) eight buildings that were placed into redevelopment, (ii) seven assets that were sold, and (iii) two buildings that experienced a significant tenant relocation.
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
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations; partially offset by
•higher operating expenses; and
•lower occupancy.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•decreased Adjusted NOI from our 2023 and 2024 dispositions; and
•decreased Adjusted NOI from buildings placed into development and redevelopment in 2023 and 2024.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended June 30, 2024 and 2023 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Resident fees and services	$140,584	$129,999	$10,585	$140,891	$130,184	$10,707
Government grant income(1)	—	—	—	—	47	(47)
Operating expenses	(105,030)	(101,210)	(3,820)	(105,469)	(101,655)	(3,814)
Adjustments to NOI(2)	(1,737)	(728)	(1,009)	(1,739)	(728)	(1,011)
Adjusted NOI	$33,817	$28,061	$5,756	33,683	27,848	5,835
Plus (less): Merger-Combined Non-SS adjustments				134	213	(79)
Merger-Combined SS Adjusted NOI				$33,817	$28,061	$5,756
Adjusted NOI % change			20.5%
Property count(3)	15	15		15	15
Average occupancy(4)	85.4%	83.4%		85.4%	83.4%
Average occupied units(5)	6,037	5,925		6,049	5,929
Average annual rent per occupied unit	$93,148	$87,763		$93,166	$87,860
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
(3)From our second quarter 2023 presentation of Merger-Combined Same-Store, no properties were added or removed.
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
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, management fees, and real estate taxes.

The following table summarizes results at and for the six months ended June 30, 2024 and 2023 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Resident fees and services	$279,062	$257,084	$21,978	$279,667	$257,268	$22,399
Government grant income(1)	—	—	—	—	184	(184)
Operating expenses	(210,025)	(201,888)	(8,137)	(211,090)	(202,779)	(8,311)
Adjustments to NOI(2)	(1,737)	(678)	(1,059)	(1,739)	(678)	(1,061)
Adjusted NOI	$67,300	$54,518	$12,782	66,838	53,995	12,843
Plus (less): Merger-Combined Non-SS adjustments				462	523	(61)
Merger-Combined SS Adjusted NOI				$67,300	$54,518	$12,782
Adjusted NOI % change			23.4%
Property count(3)	15	15		15	15
Average occupancy(4)	85.3%	83.3%		85.3%	83.3%
Average occupied units(5)	6,034	5,916		6,046	5,920
Average annual rent per occupied unit	$92,497	$86,911		$92,513	$86,976
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
(3)From our second quarter 2023 presentation of Same-Store, no properties were added or removed.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Represents average occupied units as reported by the operators for the six-month period.
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, management fees, and real estate taxes.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Interest income and other	$7,832	$5,279	$2,553	$13,583	$11,442	$2,141
Interest expense	74,910	49,074	25,836	135,817	97,037	38,780
Depreciation and amortization	283,498	197,573	85,925	502,717	376,798	125,919
General and administrative	26,718	25,936	782	50,017	50,483	(466)
Transaction and merger-related costs	7,759	637	7,122	114,979	3,062	111,917
Impairments and loan loss reserves (recoveries), net	(553)	2,607	(3,160)	10,905	394	10,511
Gain (loss) on sales of real estate, net	122,044	4,885	117,159	125,299	86,463	38,836
Other income (expense), net	4,004	1,955	2,049	82,520	2,727	79,793
Income tax benefit (expense)	(2,728)	(1,136)	(1,592)	(16,426)	(1,438)	(14,988)
Equity income (loss) from unconsolidated joint ventures	51	2,729	(2,678)	2,427	4,545	(2,118)
Noncontrolling interests’ share in earnings	(6,669)	(4,300)	(2,369)	(11,170)	(19,855)	8,685
Interest income and other
Interest income and other increased for the three and six months ended June 30, 2024 primarily as a result of mezzanine and secured loans receivable acquired as part of the Merger, partially offset by principal repayments on loans receivable in 2023 and 2024.
Interest expense
Interest expense increased for the three and six months ended June 30, 2024 primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt, (ii) senior unsecured notes issued in January and May 2023, and (iii) borrowings under the 2029 Term Loan, which closed in March 2024, partially offset by lower borrowings on the commercial paper program.
Depreciation and amortization
Depreciation and amortization expense increased for the three and six months ended June 30, 2024 primarily as a result of: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2023 and 2024, partially offset by: (i) assets placed into development and redevelopment in 2023 and 2024 and (ii) dispositions of real estate in 2023 and 2024.
Transaction and merger-related costs
Transaction and merger-related costs increased for the three and six months ended June 30, 2024 primarily as a result of advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust that were incurred in connection with the Merger. The increase in transaction and merger-related costs during the six months ended June 30, 2024 was partially offset by expenses incurred in connection with our reorganization to an UPREIT structure in 2023.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the three months ended June 30, 2024 as a result of a decrease in loan loss reserves under the current expected credit losses model, which is primarily a result of macroeconomic conditions. Impairments and loan loss reserves (recoveries), net increased for the six months ended June 30, 2024 as a result of an increase in loan loss reserves under the current expected credit losses model, which is primarily a result of: (i) reserves recognized on secured loans and mezzanine loans receivable acquired as part of the Merger and (ii) reserves recognized on seller financing loans refinanced during the first quarter of 2024, partially offset by principal repayments on loans receivable.

Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net increased during the three and six months ended June 30, 2024 as a result of: (i) the $3 million gain on sales of two outpatient medical buildings which were sold during the three months ended March 31, 2024, (ii) the $55 million gain on sales of seven lab buildings which were sold during the three months ended June 30, 2024, and (iii) the $67 million gain on sales of 11 outpatient medical buildings which were sold during the three months ended June 30, 2024, as compared to: (i) the $60 million gain on sales of two lab buildings in Durham, North Carolina, which were sold during the three months ended March 31, 2023 and (ii) the $21 million gain on sales of two outpatient medical buildings, which were sold during the three months ended March 31, 2023. Refer to Note 5 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income increased for the six months ended June 30, 2024 due to a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024. The increase in other income for the three and six months ended June 30, 2024 also includes casualty-related recoveries from proceeds received for water damage at an outpatient medical building.
Income tax benefit (expense)
Income tax expense increased for the three and six months ended June 30, 2024 primarily as a result of an increase in operating income associated with our CCRCs. Income tax expense further increased for the six months ended June 30, 2024 as a result of income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures decreased for the three and six months ended June 30, 2024 primarily as a result of losses on unconsolidated joint ventures acquired as part of the Merger. The decrease in equity income from unconsolidated joint ventures during the six months ended June 30, 2024 was partially offset by increased income from the South San Francisco JVs.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings increased for the three months ended June 30, 2024 primarily as a result of increased income from consolidated joint ventures acquired as part of the Merger. Noncontrolling interests’ share in earnings decreased for the six months ended June 30, 2024 primarily as a result of a gain on sale of an outpatient medical building in a consolidated joint venture in the first quarter of 2023.
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

Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our 2029 Term Loan, our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “2027 Term Loans”), our 2028 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of July 24, 2024, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
A downgrade in credit ratings by Moody’s or S&P Global may have a negative impact on (i) the interest rates of our Revolving Facility, 2027 Term Loans, 2028 Term Loan, and 2029 Term Loan, (ii) facility fees for our Revolving Facility, and (iii) the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of economic and market conditions on our business.
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt increased by $1.7 billion to $8.6 billion at June 30, 2024, when compared to December 31, 2023, primarily as a result of: (i) $1.25 billion aggregate principal of senior unsecured notes assumed as part of the Merger; (ii) borrowings under the 2029 Term Loan with an aggregate principal balance of $750 million which was executed on March 1, 2024; (iii) the 2028 Term Loan with an aggregate principal balance of $400 million which was assumed as part of the Merger; and (iv) $128 million aggregate principal of mortgage debt assumed as part of the Merger, partially offset by a $695 million decrease in notes outstanding under our commercial paper program. See Note 10 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $10 million to $169 million at June 30, 2024, when compared to December 31, 2023, primarily as a result of additional construction spend on projects in development and redevelopment during the first half of 2024, thereby decreasing the remaining commitment, partially offset by: (i) additional commitments on projects placed into development and redevelopment during the period and (ii) commitments related to development projects acquired as part of the Merger.
Construction loan commitments. Our material cash requirements to provide additional loans for redevelopment and capital expenditure projects increased by $40 million to $69 million at June 30, 2024, when compared to December 31, 2023. This increase was the result of outstanding commitments on secured loans acquired as part of the Merger, partially offset by a reduction in remaining commitments on seller financing that was refinanced in 2024. See Note 7 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests decreased by $47 million to $1 million at June 30, 2024, when compared to December 31, 2023. This decrease was primarily due to the exercise of our option to buy out four redeemable noncontrolling interests in April 2024, partially offset by the redeemable noncontrolling interest we assumed as part of the Merger. See Note 12 to the Consolidated Financial Statements for additional information.
Distribution and Dividend Requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. During the six months ended June 30, 2024, in connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. As of June 30, 2024, approximately 6 million DownREIT units of the Partnership Surviving Entity were outstanding (6 million shares of Healthpeak common stock are issuable upon conversion). Each DownREIT unitholder will receive quarterly cash distributions per unit equal to dividends paid per share on our common stock. Additionally, in connection with the Merger, we issued 162 million shares of our common stock on March 1, 2024. We will pay our stockholders quarterly cash dividends per common share. See Note 3 to the Consolidated Financial Statements for additional information. There have been no other changes to our distribution and dividend requirements during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements. We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Four of these joint ventures have mortgage debt of $867 million, of which our share is $189 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.
There have been no other material changes, outside of the ordinary course of business, during the six months ended June 30, 2024 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by (used in) operating activities	$468,764	$471,737	$(2,973)
Net cash provided by (used in) investing activities	89,746	(138,669)	228,415
Net cash provided by (used in) financing activities	(568,238)	(299,377)	(268,861)
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities decreased $3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily as a result of: (i) an increase in merger-related costs and (ii) an increase in interest expense. The decrease in net cash provided by operating activities was partially offset by: (i) an increase in Adjusted NOI from properties acquired as part of the Merger, (ii) developments and redevelopments placed in service during 2023 and 2024, (iii) annual rent increases, and (iv) new leasing and renewal activity.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate and repayments on loans receivable. Our net cash provided by investing activities increased $228 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily as a result of the following: (i) an increase in proceeds from sales of real estate, (ii) proceeds received from the Callan Ridge JV transaction, (iii) a reduction in cash used for development and redevelopment of real estate, and (iv) a reduction in cash used for acquisitions of real estate. The increase in cash provided by investing activities was partially offset by: (i) cash paid in connection with the Merger and (ii) a decrease in proceeds from principal repayments on loans receivable and marketable debt securities.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities increased $269 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily as a result of the following: (i) repurchases of common stock under our 2022 Share Repurchase Program, (ii) an increase in dividends paid on common stock, and (iii) cash used to buy out four redeemable noncontrolling interests in April 2024. The increase in cash used in financing activities was partially offset by lower distributions to other noncontrolling interests in 2024.

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
Approximately 99% and 95% of our consolidated debt was fixed rate debt as of June 30, 2024 and 2023, respectively. At June 30, 2024, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.05% and 7.02%, respectively. At June 30, 2023, our fixed rate debt and variable rate debt had weighted average effective interest rates of 3.70% and 5.49%, respectively. As of June 30, 2024, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $178 million of variable rate mortgage debt. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
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

Equity
At June 30, 2024, we had 700 million shares of common stock outstanding, equity totaled $9.4 billion, and our equity securities had a market value of $14.0 billion.
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
During the three and six months ended June 30, 2024, we did not issue any shares of our common stock under any ATM program.
At June 30, 2024, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 12 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Healthpeak OP. Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain of our employees (“OP Unitholders”) have been issued noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). During the three months ended March 31, 2024, OP Unitholders were issued approximately 2 million OP Units. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of June 30, 2024, there were approximately 3 million OP Units outstanding and 65 thousand had met the criteria for redemption.
DownREITs. During the six months ended June 30, 2024, in connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. As of June 30, 2024, approximately 6 million DownREIT units in the Partnership Surviving Entity were outstanding (6 million shares of Healthpeak common stock are issuable upon conversion). Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the Merger.
At June 30, 2024, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At June 30, 2024, the outstanding DownREIT units were convertible into approximately 14 million shares of our common stock.

Share Repurchase Programs
On August 1, 2022, our Board of Directors approved a share repurchase program, under which we could acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million (the “2022 Share Repurchase Program”). Purchases of common stock under the 2022 Share Repurchase Program could be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. During the three months ended June 30, 2024, we repurchased 3.6 million shares of our common stock at a weighted average price of $19.00 per share for a total of $68 million. During the six months ended June 30, 2024, we repurchased 9.4 million shares of our common stock at a weighted average price of $17.83 per share for a total of $168 million. At June 30, 2024, $276 million of our common stock remained available for repurchase under the 2022 Share Repurchase Program.
In July 2024 we repurchased an additional 1 million shares of our common stock under the 2022 Share Repurchase Program at a weighted average price of $19.42 per share for a total of $20 million.
On July 24, 2024, our Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. No shares have been repurchased under the 2024 Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) applicable to common shares	$145,833	$51,750	$152,309	$169,449
Real estate related depreciation and amortization	283,498	197,573	502,717	376,798
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	11,621	5,893	20,393	11,887
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,732)	(4,685)	(9,174)	(9,470)
Loss (gain) on sales of depreciable real estate, net	(122,044)	(4,885)	(125,299)	(86,463)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	—	—	11,546
Loss (gain) upon change of control, net(1)	(198)	(234)	(77,978)	(234)
Taxes associated with real estate dispositions(2)	49	—	11,657	—
Nareit FFO applicable to common shares	314,027	245,412	474,625	473,513
Distributions on dilutive convertible units and other	4,583	2,342	5,281	4,687
Diluted Nareit FFO applicable to common shares	$318,610	$247,754	$479,906	$478,200
Impact of adjustments to Nareit FFO:
Transaction and merger-related items(3)	$3,369	$581	$106,198	$2,944
Other impairments (recoveries) and other losses (gains), net(4)	(553)	2,432	11,300	1,159
Restructuring and severance-related charges	—	1,368	—	1,368
Casualty-related charges (recoveries), net(5)	(1,204)	(591)	(1,204)	(243)
Total adjustments	$1,612	$3,790	$116,294	$5,228

FFO as Adjusted applicable to common shares	$315,639	$249,202	$590,919	$478,741
Distributions on dilutive convertible units and other	4,581	2,338	6,960	4,680
Diluted FFO as Adjusted applicable to common shares	$320,220	$251,540	$597,879	$483,421

FFO as Adjusted applicable to common shares	$315,639	$249,202	$590,919	$478,741
Stock-based compensation amortization expense	4,814	4,245	8,180	7,532
Amortization of deferred financing costs and debt discounts (premiums)	7,317	2,954	11,840	5,774
Straight-line rents(6)	(10,453)	(4,683)	(22,545)	(5,431)
AFFO capital expenditures	(35,718)	(19,444)	(53,235)	(42,233)
Deferred income taxes	1,021	(242)	1,745	(503)
Amortization of above (below) market lease intangibles, net	(8,086)	(8,838)	(15,437)	(14,641)
Other AFFO adjustments	(2,169)	(2,339)	(3,667)	(730)
AFFO applicable to common shares	272,365	220,855	517,800	428,509
Distributions on dilutive convertible units and other	4,582	2,342	6,799	4,686
Diluted AFFO applicable to common shares	$276,947	$223,197	$524,599	$433,195
Refer to footnotes on the next page.

_______________________________________
(1)The six months ended June 30, 2024 includes a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California. The gain upon change of control is included in other income (expense), net in the Consolidated Statements of Operations.
(2)The six months ended June 30, 2024 includes non-cash income tax expense related to the sale of a 65% interest in two lab buildings in San Diego, California.
(3)The three and six months ended June 30, 2024 includes costs related to the Merger, which are primarily comprised of advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust that were incurred during the period. These costs were partially offset by termination fee income of $4 million and $9 million for the three and six months ended June 30, 2024, respectively, associated with Graphite Bio, Inc., which later merged with LENZ Therapeutics, Inc. in March 2024, for which the lease terms were modified to accelerate expiration of the lease to December 2024. Termination fee income is included in rental and related revenues on the Consolidated Statements of Operations.
(4)The three and six months ended June 30, 2024 and 2023 includes reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(5)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(6)The six months ended June 30, 2023 includes a $9 million write-off of straight-line rent receivable associated with Sorrento Therapeutics, Inc., which commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. This activity is reflected as a reduction of rental and related revenues in the Consolidated Statements of Operations.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the six months ended June 30, 2024, we included a new critical accounting estimate as described below:
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At June 30, 2024, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $60 million.
Interest Rate Risk. At June 30, 2024, our exposure to interest rate risk was primarily on our variable rate debt. At June 30, 2024, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $178 million of variable rate mortgage debt. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At June 30, 2024, both the fair value and carrying value of the interest rate swap instruments were $50 million.
Our remaining variable rate debt at June 30, 2024 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2024, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $260 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $278 million. Additionally, at June 30, 2024, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by approximately $2 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at June 30, 2024, our annual interest expense would increase by approximately $1 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at June 30, 2024, our annual interest income would decrease by approximately $1 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control Over Financial Reporting.  As a result of the Merger completed on March 1, 2024, we continue to revise certain existing controls and implement additional controls related to the acquisition and integration of Physicians Realty Trust. Except for those changes, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended June 30, 2024.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2024	—	$—	—	$344,018,711
May 1-31, 2024	2,979,452	18.96	2,979,452	287,540,137
June 1-30, 2024	606,944	19.21	606,944	275,882,263
	3,586,396	$19.00	3,586,396	$275,882,263
_______________________________________
(1)On August 1, 2022, our Board of Directors approved the 2022 Share Repurchase Program under which we could acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million. Purchases of common stock under the 2022 Share Repurchase Program could be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. During the three months ended June 30, 2024, we repurchased 3.6 million shares of our common stock at a weighted average price of $19.00 per share for a total of $68 million. During the six months ended June 30, 2024, we repurchased 9.4 million shares of our common stock at a weighted average price of $17.83 per share for a total of $168 million. During the year ended December 31, 2023, there were no repurchases under the 2022 Share Repurchase Program. Therefore, at June 30, 2024, $276 million of our common stock remained available for repurchase under the 2022 Share Repurchase Program, after considering $56 million of shares repurchased during the year ended December 31, 2022. On July 24, 2024, our Board of Directors approved the 2024 Share Repurchase Program to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2024, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

10.1*
Amendment No. 2 to At-the-Market Equity Offering Sales Agreement, dated May 3, 2024, among Healthpeak Properties, Inc., Healthpeak OP, LLC, the Sales Agents, the Forward Sellers and the Forward Purchasers.

22.1	List of Issuers of Guaranteed Securities (incorporated herein by reference to Exhibit 22.1 to Healthpeak’s Quarterly Report on Form 10-Q filed April 26, 2024).

31.1*	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: July 26, 2024	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)