Form 10-Q
period 2024-09-30
HEALTHPEAK PROPERTIES, INC.
filed 2024-10-25
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 23, 2024, there were 699,442,979 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate:
Buildings and improvements	$16,059,802	$13,329,464
Development costs and construction in progress	830,310	643,217
Land and improvements	2,927,675	2,647,633
Accumulated depreciation and amortization	(3,925,375)	(3,591,951)
Net real estate	15,892,412	13,028,363
Loans receivable, net of reserves of $9,983 and $2,830	677,590	218,450
Investments in and advances to unconsolidated joint ventures	931,844	782,853
Accounts receivable, net of allowance of $2,405 and $2,282	64,979	55,820
Cash and cash equivalents	180,430	117,635
Restricted cash	61,615	51,388
Intangible assets, net	898,379	314,156
Assets held for sale, net	—	117,986
Right-of-use asset, net	427,711	240,155
Other assets, net	834,806	772,044
Total assets	$19,969,766	$15,698,850

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$—	$720,000
Term loans	1,645,748	496,824
Senior unsecured notes	6,557,170	5,403,378
Mortgage debt	380,459	256,097
Intangible liabilities, net	202,857	127,380
Liabilities related to assets held for sale, net	—	729
Lease liability	308,277	206,743
Accounts payable, accrued liabilities, and other liabilities	749,881	657,196
Deferred revenue	903,371	905,633
Total liabilities	10,747,763	8,773,980

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	1,318	48,828

Common stock, $1.00 par value: 1,500,000,000 and 750,000,000 shares authorized; 699,405,171 and 547,156,311 shares issued and outstanding	699,405	547,156
Additional paid-in capital	12,844,634	10,405,780
Cumulative dividends in excess of earnings	(4,968,819)	(4,621,861)
Accumulated other comprehensive income (loss)	(12,381)	19,371
Total stockholders’ equity	8,562,839	6,350,446
Joint venture partners	321,949	310,998
Non-managing member unitholders	335,897	214,598
Total noncontrolling interests	657,846	525,596
Total equity	9,220,685	6,876,042
Total liabilities and equity	$19,969,766	$15,698,850
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental and related revenues	$543,251	$417,075	$1,552,065	$1,219,473
Resident fees and services	142,845	133,808	422,512	391,076
Interest income and other	14,301	5,360	27,884	16,802
Total revenues	700,397	556,243	2,002,461	1,627,351
Costs and expenses:
Interest expense	74,105	50,510	209,922	147,547
Depreciation and amortization	280,019	184,559	782,736	561,357
Operating	280,279	232,734	797,835	677,659
General and administrative	23,216	23,093	73,233	73,576
Transaction and merger-related costs	7,134	36	122,113	3,098
Impairments and loan loss reserves (recoveries), net	441	(550)	11,346	(156)
Total costs and expenses	665,194	490,382	1,997,185	1,463,081
Other income (expense):
Gain (loss) on sales of real estate, net	62,325	—	187,624	86,463
Other income (expense), net	982	1,481	83,502	4,208
Total other income (expense), net	63,307	1,481	271,126	90,671
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	98,510	67,342	276,402	254,941
Income tax benefit (expense)	(1,938)	(787)	(18,364)	(2,225)
Equity income (loss) from unconsolidated joint ventures	(3,834)	2,101	(1,407)	6,646
Net income (loss)	92,738	68,656	256,631	259,362
Noncontrolling interests’ share in earnings	(6,866)	(4,442)	(18,036)	(24,297)
Net income (loss) attributable to Healthpeak Properties, Inc.	85,872	64,214	238,595	235,065
Participating securities’ share in earnings	(197)	(166)	(610)	(1,568)
Net income (loss) applicable to common shares	$85,675	$64,048	$237,985	$233,497

Earnings (loss) per common share:
Basic	$0.12	$0.12	$0.36	$0.43
Diluted	$0.12	$0.12	$0.36	$0.43
Weighted average shares outstanding:
Basic	699,349	547,062	667,536	546,978
Diluted	700,146	547,331	668,096	547,247
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$92,738	$68,656	$256,631	$259,362
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	(54,742)	5,230	(31,944)	8,421
Change in Supplemental Executive Retirement Plan obligation and other	64	64	192	192
Total other comprehensive income (loss)	(54,678)	5,294	(31,752)	8,613
Total comprehensive income (loss)	38,060	73,950	224,879	267,975
Total comprehensive (income) loss attributable to noncontrolling interests	(6,866)	(4,442)	(18,036)	(24,297)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$31,194	$69,508	$206,843	$243,678
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended September 30, 2024:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2024	700,317	$700,317	$12,859,567	$(4,844,683)	$42,297	$8,757,498	$659,840	$9,417,338	$1,433
Net income (loss)	—	—	—	85,872	—	85,872	6,916	92,788	(50)
Other comprehensive income (loss)	—	—	—	—	(54,678)	(54,678)	—	(54,678)	—
Issuance of common stock, net	12	12	243	—	—	255	—	255	—
Conversion of DownREIT units to common stock	112	112	1,874	—	—	1,986	(1,986)	—	—
Repurchase of common stock	(1,036)	(1,036)	(19,099)	—	—	(20,135)	—	(20,135)	—
Stock-based compensation	—	—	2,049	—	—	2,049	2,728	4,777	—
Common dividends ($0.30 per share)	—	—	—	(210,008)	—	(210,008)	—	(210,008)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,652)	(9,652)	(65)
September 30, 2024	699,405	$699,405	$12,844,634	$(4,968,819)	$(12,381)	$8,562,839	$657,846	$9,220,685	$1,318
For the three months ended September 30, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2023	547,053	$547,053	$10,384,982	$(4,428,423)	$31,453	$6,535,065	$526,796	$7,061,861	$63,792
Net income (loss)	—	—	—	64,214	—	64,214	4,282	68,496	160
Other comprehensive income (loss)	—	—	—	—	5,294	5,294	—	5,294	—
Issuance of common stock, net	20	20	308	—	—	328	—	328	—
Repurchase of common stock	(1)	(1)	(13)	—	—	(14)	—	(14)	—
Stock-based compensation	—	—	1,782	—	—	1,782	2,572	4,354	—
Common dividends ($0.30 per share)	—	—	—	(164,299)	—	(164,299)	—	(164,299)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,316)	(7,316)	(73)
Contributions from noncontrolling interests	—	—	—	—	—	—	173	173	72
Adjustments to redemption value of redeemable noncontrolling interests	—	—	14,935	—	—	14,935	—	14,935	(14,935)
September 30, 2023	547,072	$547,072	$10,401,994	$(4,528,508)	$36,747	$6,457,305	$526,507	$6,983,812	$49,016

For the nine months ended September 30, 2024:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2024	547,156	$547,156	$10,405,780	$(4,621,861)	$19,371	$6,350,446	$525,596	$6,876,042	$48,828
Net income (loss)	—	—	—	238,595	—	238,595	17,943	256,538	93
Other comprehensive income (loss)	—	—	—	—	(31,752)	(31,752)	—	(31,752)	—
Shares issued as part of the Merger	162,231	162,231	2,611,916	—	—	2,774,147	—	2,774,147	—
Issuance of common stock, net	387	387	444	—	—	831	—	831	—
Conversion of DownREIT units to common stock	208	208	4,150	—	—	4,358	(4,358)	—	—
Repurchase of common stock	(10,577)	(10,577)	(179,787)	—	—	(190,364)	—	(190,364)	—
Stock-based compensation	—	—	6,243	—	—	6,243	9,043	15,286	—
Common dividends ($0.90 per share)	—	—	—	(585,553)	—	(585,553)	—	(585,553)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(27,105)	(27,105)	(377)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	12
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(52,886)
Noncontrolling interests acquired as part of the Merger	—	—	—	—	—	—	136,727	136,727	1,536
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(4,112)	—	—	(4,112)	—	(4,112)	4,112
September 30, 2024	699,405	$699,405	$12,844,634	$(4,968,819)	$(12,381)	$8,562,839	$657,846	$9,220,685	$1,318
For the nine months ended September 30, 2023:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2023	546,642	$546,642	$10,349,614	$(4,269,689)	$28,134	$6,654,701	$527,897	$7,182,598	$105,679
Net income (loss)	—	—	—	235,065	—	235,065	23,824	258,889	473
Other comprehensive income (loss)	—	—	—	—	8,613	8,613	—	8,613	—
Issuance of common stock, net	662	662	23	—	—	685	—	685	—
Conversion of DownREIT units to common stock	7	7	216	—	—	223	(223)	—	—
Repurchase of common stock	(239)	(239)	(6,249)	—	—	(6,488)	—	(6,488)	—
Stock-based compensation	—	—	1,161	—	—	1,161	13,152	14,313	—
Common dividends ($0.90 per share)	—	—	—	(493,884)	—	(493,884)	—	(493,884)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(38,316)	(38,316)	(199)
Contributions from noncontrolling interests	—	—	—	—	—	—	173	173	292
Adjustments to redemption value of redeemable noncontrolling interests	—	—	57,229	—	—	57,229	—	57,229	(57,229)
September 30, 2023	547,072	$547,072	$10,401,994	$(4,528,508)	$36,747	$6,457,305	$526,507	$6,983,812	$49,016
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$256,631	$259,362
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	782,736	561,357
Stock-based compensation amortization expense	11,935	10,966
Merger-related post-combination stock compensation expense	16,223	—
Amortization of deferred financing costs and debt discounts (premiums)	19,247	8,828
Straight-line rents	(32,891)	(12,710)
Amortization of nonrefundable entrance fees and above (below) market lease intangibles	(88,925)	(81,359)
Equity loss (income) from unconsolidated joint ventures	1,407	(6,646)
Distributions of earnings from unconsolidated joint ventures	11,228	633
Deferred income tax expense (benefit)	11,156	(1,243)
Impairments and loan loss reserves (recoveries), net	11,346	(156)
Loss (gain) on sales of real estate, net	(187,624)	(86,463)
Loss (gain) upon change of control, net	(77,548)	(234)
Casualty-related loss (recoveries), net	(574)	(759)
Other non-cash items	(1,652)	4,119
Changes in:
Decrease (increase) in accounts receivable and other assets, net	2,071	(9,041)
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	52,200	78,340
Net cash provided by (used in) operating activities	786,966	724,994
Cash flows from investing activities:
Acquisitions of real estate	(4,466)	(15,735)
Development, redevelopment, and other major improvements of real estate	(399,373)	(582,494)
Leasing costs, tenant improvements, and recurring capital expenditures	(76,744)	(66,264)
Proceeds from sales of real estate, net	619,981	141,743
Proceeds from the Callan Ridge JV transaction, net	125,662	—
Investments in unconsolidated joint ventures	(54,450)	(48,486)
Distributions in excess of earnings from unconsolidated joint ventures	20,195	14,980
Proceeds from insurance recovery	6,467	20,929
Proceeds from sales/principal repayments on loans receivable and marketable debt securities	87,259	184,299
Investments in loans receivable and other	(25,341)	(10,058)
Cash paid in connection with the Merger, net	(179,215)	—
Net cash provided by (used in) investing activities	119,975	(361,086)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	3,146,250	7,799,005
Repayments under bank line of credit and commercial paper	(3,866,250)	(8,370,611)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	750,000	743,778
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(3,038)	(3,928)
Payments for deferred financing costs	(5,438)	(7,322)
Issuance of common stock and exercise of options, net of offering costs	241	(262)
Repurchase of common stock	(190,364)	(6,488)
Dividends paid on common stock	(584,964)	(492,937)
Distributions to and purchase of noncontrolling interests	(80,368)	(38,515)
Contributions from and issuance of noncontrolling interests	12	465
Net cash provided by (used in) financing activities	(833,919)	(376,815)
Net increase (decrease) in cash, cash equivalents, and restricted cash	73,022	(12,907)
Cash, cash equivalents, and restricted cash, beginning of period	169,023	126,834
Cash, cash equivalents, and restricted cash, end of period	$242,045	$113,927
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly owned subsidiaries, joint ventures (“JVs”), and variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the nine months ended September 30, 2023, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenues during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of September 30, 2024, the amount of qualifying expenditures and lost revenues exceeded grant income recognized, and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.

The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Government grant income recorded in other income (expense), net	$—	$—	$—	$184
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	—	—	—	229
Total government grants received	$—	$—	$—	$413
Recent Accounting Pronouncements
Not Yet Adopted
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements so that investors can better understand an entity’s overall performance and assess potential future cash flows. The amendments in ASU 2023-07 include, but are not limited to: (i) disclosure of, on an annual basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (ii) disclosure of, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition (the other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss); (iii) disclosure of, on an interim basis, all currently required annual disclosures about a reportable segment’s profit (loss) and assets; (iv) clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit; and (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact ASU 2023-07 will have on its disclosures.
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation (using both percentages and reporting currency amounts) of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact ASU 2023-09 will have on its disclosures.

NOTE 3.  The Merger

On March 1, 2024 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated October 29, 2023 (the “Merger Agreement”), by and among the Company, DOC DR Holdco, LLC, a wholly owned subsidiary of the Company (“DOC DR Holdco”), DOC DR, LLC, a wholly owned subsidiary of Healthpeak OP (“DOC DR OP Sub”), Physicians Realty Trust, and Physicians Realty L.P. (the “Physicians Partnership”): (i) Physicians Realty Trust merged with and into DOC DR Holdco (the “Company Merger”), with DOC DR Holdco surviving as a wholly owned subsidiary of the Company (the “Company Surviving Entity”); (ii) immediately following the effectiveness of the Company Merger, the Company contributed all of the outstanding equity interests in the Company Surviving Entity to Healthpeak OP (the “Contribution”); and (iii) immediately following the Contribution, Physicians Partnership merged with and into DOC DR OP Sub (the “Partnership Merger” and, together with the Company Merger, the “Merger”), with DOC DR OP Sub surviving as a subsidiary of Healthpeak OP (the “Partnership Surviving Entity”). Subsequent to the Closing Date, the “Combined Company” means the Company and its subsidiaries.
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

As of September 30, 2024, the Company had not finalized the determination of fair value of certain tangible and intangible assets acquired and liabilities assumed including, but not limited to, real estate assets, loans receivable, investments in and advances to unconsolidated joint ventures, intangible assets and liabilities, noncontrolling interests, and goodwill. As such, the assessment of fair value of assets acquired and liabilities assumed is preliminary and was based on information that was available at the time the Consolidated Financial Statements were prepared. The finalization of the purchase accounting assessment could result in material changes in the Company’s determination of the fair value of assets acquired and liabilities assumed, which will be recorded as measurement period adjustments in the period in which they are identified, up to one year from the Closing Date.
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
Merger-Related Costs
During the three months ended September 30, 2024, the Company incurred approximately $6 million of merger-related costs, including severance, legal, accounting, tax, and other costs of combining operations with Physicians Realty Trust. During the nine months ended September 30, 2024, the Company incurred approximately $120 million of merger-related costs, which primarily related to advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust. Included in this amount is: (i) $38 million of fees paid to investment banks and advisors to help the Company negotiate the terms of the transactions contemplated by the Merger Agreement and to advise the Company on other merger-related matters, inclusive of $21 million of success-based fees incurred upon consummation of the Merger, (ii) $26 million of severance expense due to certain Physicians Realty Trust dual-trigger severance arrangements that are required to be recognized as post-combination expense in accordance with ASC 805, (iii) $16 million of post-combination stock compensation expense for the accelerated vesting of Physicians Realty Trust equity awards pursuant to the terms of the Merger Agreement, based on the fair value of Healthpeak common stock issued to holders of Physicians Realty Trust equity awards, (iv) $28 million of legal, accounting, tax, and other costs, and (v) $12 million of severance expense related to legacy Healthpeak employees.
Under the Company’s current severance arrangements, $1 million of additional severance expense will be recognized through the end of 2024. These merger-related costs are included in transaction and merger-related costs on the Consolidated Statements of Operations.
Unaudited Pro Forma Financial Information
The Consolidated Statements of Operations for the three months ended September 30, 2024 include $138 million of revenues and $37 million of net income applicable to common shares associated with the results of operations of legacy Physicians Realty Trust. The Consolidated Statements of Operations for the nine months ended September 30, 2024 include $332 million of revenues and $1 million of net loss applicable to common shares associated with the results of operations of legacy Physicians Realty Trust from the Closing Date to September 30, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$691,327	$706,848	$2,078,322	$2,073,364
Net income (loss) applicable to common shares	95,234	27,190	337,520	(7,257)
The unaudited pro forma financial information above includes nonrecurring significant adjustments made to account for certain costs incurred as if the Merger had been completed on January 1, 2023. Transaction and merger-related costs of $6 million and $120 million that were incurred during the three and nine months ended September 30, 2024, respectively, were excluded from the unaudited pro forma financial information for the three and nine months ended September 30, 2024, respectively, but included for the nine months ended September 30, 2023. The nine months ended September 30, 2023 also includes $11 million of transaction and merger-related costs that were recognized during the year ended December 31, 2023.

NOTE 4.  Real Estate Investments

2023 Real Estate Investment Acquisitions
60 Loomis Land Parcel
In January 2023, the Company acquired a lab land parcel in Cambridge, Massachusetts for $9 million.
Wylie Outpatient Medical Building
In April 2023, the Company acquired the remaining 80% interest in one of the outpatient medical buildings in the Ventures IV unconsolidated joint venture for $4 million (see Note 8). Concurrent with the acquisition, the Company began consolidating the building and recognized a gain upon change of control of $0.2 million, which is recorded in other income (expense), net during the nine months ended September 30, 2023.
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, increased by $27 million to $206 million at September 30, 2024, when compared to December 31, 2023, primarily as a result of (i) additional commitments on projects placed into development and redevelopment during the period and (ii) commitments related to development projects acquired as part of the Merger, partially offset by additional construction spend on projects in development and redevelopment during the first three quarters of 2024.
Casualty-Related Events
During the three and nine months ended September 30, 2024, the Company recognized $2 million and $1 million, respectively, of net casualty-related charges. These casualty-related charges were primarily related to damages as a result of hurricane events during the three months ended September 30, 2024, partially offset by recoveries from proceeds received for water damage at an outpatient medical building during the nine months ended September 30, 2024. Casualty-related charges are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
In October 2024, Hurricane Milton impacted certain of the Company’s CCRCs and outpatient medical buildings in Florida. The Company is currently in process of evaluating the impact of the casualty event to its consolidated financial position, results of operations, and cash flows. Due to the recency of this event, the Company is unable to estimate the magnitude of losses at this time.
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
During the three months ended September 30, 2024, the Company sold a portfolio of 59 outpatient medical buildings for $674 million, resulting in total gain on sales of $60 million, and provided the buyer with a mortgage loan secured by the real estate sold for $405 million (see Note 7).
2023 Dispositions of Real Estate
During the three months ended March 31, 2023, the Company sold two lab buildings in Durham, North Carolina for $113 million, resulting in total gain on sales of $60 million. Also during the three months ended March 31, 2023, the Company sold two outpatient medical buildings for $32 million, resulting in total gain on sales of $21 million.
Held for Sale
As of September 30, 2024, no assets were classified as held for sale. As of December 31, 2023, two lab buildings and one outpatient medical building were classified as held for sale, with a carrying value of $118 million, primarily comprised of net real estate assets. As of December 31, 2023, liabilities related to the assets held for sale were $1 million. During the three months ended March 31, 2024, the Company sold the outpatient medical building and a 65% interest in the two lab buildings (see Note 8) held for sale as of December 31, 2023.

Impairments of Real Estate
During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment charges.
NOTE 6.  Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed income from operating leases	$394,263	$317,106	$1,141,901	$923,285
Variable income from operating leases	148,988	99,969	410,164	296,188
Initial Direct Costs
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and consist of leasing commissions paid to external third-party brokers. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs are included in other assets, net in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term. At September 30, 2024 and December 31, 2023, net initial direct costs were $188 million and $172 million, respectively.
Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. If the Company determines that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. At September 30, 2024 and December 31, 2023, straight-line rent receivable, net of allowance, was $329 million and $310 million, respectively. Straight-line rent receivable is included in other assets, net in the Consolidated Balance Sheets.
Tenant Updates
During the first quarter of 2023, the Company wrote off $9 million of straight-line rent receivable associated with four in-place operating leases with Sorrento Therapeutics, Inc. (“Sorrento”), which commenced voluntary reorganization proceedings (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code during the period. This write-off was recognized as a reduction in rental and related revenues on the Consolidated Statements of Operations. Subsequent to the write-off, revenue related to this tenant is recognized on a cash basis. Sorrento also had a single development lease with the Company, but had not taken occupancy at the time of the Filing. The Company has filed proofs of claims for damages related to its rejected leases, which include the development lease and three of the four operating leases. During the three months ended June 30, 2023, the Company received $2 million by drawing on Sorrento's letter of credit. These cash proceeds of $2 million were recognized as lease termination fee income, which is included in rental and related revenues on the Consolidated Statements of Operations. In April 2024, the U.S. Bankruptcy Court approved the assignment and assumption of the remaining operating lease by the buyer of Sorrento’s assets. Given the nature of bankruptcy proceedings, the probability, timing, and amount of the additional proceeds, if any, that the Company may ultimately receive in connection with the claims are uncertain. Accordingly, the Company has not recorded any estimated recoveries associated with these claims as of September 30, 2024 or December 31, 2023.
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

In July 2024, the Company executed an early lease renewal for approximately 2 million square feet leased by CommonSpirit Health (“CommonSpirit”). The renewal, which is subject to a master agreement, extended the weighted average lease term of existing leases from July 2027 to December 2035, amended the contractual rents to current market rates, and increased the annual contractual lease escalations from 2.5% to 3.0%. In connection with this extension, CommonSpirit was provided the right to reduce the amount of space leased by up to approximately 200,000 square feet at any time after the original lease maturity dates. These termination rights were evaluated for likelihood of exercise in accordance with ASC 842, Leases, in the determination of the lease term. During each of the three and nine months ended September 30, 2024, CommonSpirit represented 6% of revenues for the outpatient medical segment and 3% of total revenues.
NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2024	December 31, 2023
Secured loans(1)(2)	$618,216	$178,678
CCRC resident loans	56,411	42,733
Mezzanine loans(2)	37,220	—
Unamortized discounts and fees(3)	(24,274)	(131)
Reserve for loan losses	(9,983)	(2,830)
Loans receivable, net	$677,590	$218,450
_______________________________________
(1)At September 30, 2024, the Company had $56 million of remaining commitments to fund additional loans for outpatient medical capital expenditure projects. At December 31, 2023, the Company had $29 million of remaining commitments to fund additional loans for senior housing redevelopment and capital expenditure projects. This $29 million commitment was reduced to zero in February 2024 in conjunction with the refinance of the Sunrise Senior Housing Portfolio Seller Financing as discussed below.
(2)Includes secured loans and mezzanine loans acquired as part of the Merger (see Note 3).
(3)As of September 30, 2024, includes net unamortized discounts of $4 million related to the loans receivable acquired as part of the Merger (see Note 3) and a $19 million unamortized mark-to-market discount related to the Outpatient Medical Seller Financing as discussed below.
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
As of September 30, 2024, unamortized net discounts on the secured loans and mezzanine loans acquired were $1 million and $3 million, respectively. These discounts are recognized in interest income and other on the Consolidated Statements of Operations using the effective interest rate method over the remaining term of the loans. As of September 30, 2024, six of the secured loans acquired had $56 million of remaining commitments to fund outpatient medical capital expenditure projects.
Sunrise Senior Housing Portfolio Seller Financing
In conjunction with the sale of 32 senior housing operating properties (“SHOP”) facilities for $664 million in January 2021, the Company provided the buyer with initial financing of $410 million. The remainder of the sales price was received in cash at the time of sale. Additionally, the Company agreed to provide up to $92 million of additional financing for capital expenditures (up to 65% of the estimated cost of capital expenditures). The initial and additional financing is secured by the buyer’s equity ownership in each property. In June 2023, the interest rate on this secured loan was converted from a variable rate based on the London Interbank Offered Rate (“LIBOR”) to a variable rate based on Term Secured Overnight Financing Rate (“SOFR”) (plus a 10 basis point adjustment related to SOFR transition).
The Company received partial principal repayments of $246 million during the year ended December 31, 2021 and $45 million during the year ended December 31, 2022 in conjunction with dispositions of the underlying collateral. In connection with these principal repayments, the additional financing available was reduced to $40 million, of which $11 million had been funded as of December 31, 2023.

In February 2024, this loan reached its maturity and was refinanced with the Company. In connection with the refinance, the Company received a partial principal repayment of $69 million and the maturity date was extended to August 2027. The interest rate on the loan remained as Term SOFR (plus a 10 basis point adjustment related to SOFR transition) plus 4.0% for the first two years of the extended term, but increases to 5.0% for the last 18 months of the extended term and is now subject to a fixed floor of 9%. In connection with the refinance, the additional financing was reduced to $1 million, all of which was funded in February 2024. Therefore, at September 30, 2024, the Company had no commitment to provide the borrower with additional financing for capital expenditures. In May 2024, the Company received a partial principal repayment of $5 million in conjunction with the disposition of the underlying collateral. At September 30, 2024 and December 31, 2023, this secured loan had an outstanding principal balance of $58 million and $131 million, respectively.
Other SHOP Seller Financing
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021, the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing is secured by the buyer’s equity ownership in each property. Upon maturity in January 2023, the borrower did not make the required principal repayment. In February 2023, the borrower made a partial principal repayment of $102 million, and the remaining balance owed was refinanced with the Company. In connection with the refinance, the maturity date of the loan was extended to January 2024 and the interest rate on the loan was increased to a variable rate based on Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 6.0% for the first six months of the extended term, increasing to 7.0% for the last six months of the extended term. The Company also received a $1 million extension fee in connection with the refinance, which was recognized in interest income through the maturity date of January 2024.
In January 2024, the loan was refinanced with the Company and the maturity date was extended to January 2025. The interest rate on the loan remained as Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 7.0%, but is now subject to a fixed floor of 12%. The Company also received a $1 million extension fee in connection with the refinance, which is recognized in interest income over the remaining term of the loan. At each of September 30, 2024 and December 31, 2023, this secured loan had an outstanding principal balance of $48 million.
Outpatient Medical Seller Financing
In conjunction with the sale of 59 outpatient medical buildings for $674 million in July 2024 (see Note 5), the Company provided the buyer with a mortgage loan secured by the real estate sold for $405 million. The remainder of the sales price was received in cash at the time of sale. The seller financing has an initial term that matures in July 2026 and includes two 12-month extension options. The interest rate on the seller financing is fixed at 6.0% for the initial term and increases to 6.5% during the optional extension periods. The Company also received a $1 million loan origination fee in connection with the loan, which is being recognized in interest income over the remaining term of the loan. In connection with this seller financing, the Company reduced the gain on sales of real estate and recognized a mark-to-market discount of $20 million during the three months ended September 30, 2024. The Company’s discount is based on the difference between the average stated interest rate of 6.25% and the corresponding prevailing market rate as of the transaction date. The discount is recognized as interest income over the term of the discounted loan using the effective interest rate method. During the three and nine months ended September 30, 2024, the Company recognized $1 million of non-cash interest income related to the amortization of its mark-to-market discount.
2024 Other Loans Receivable Transactions
During the nine months ended September 30, 2024, the Company extended the maturity dates of the following: (i) one secured loan with an outstanding balance of $12 million from June 2024 to December 2024; (ii) one mezzanine loan with an outstanding balance of $2 million from May 2026 to May 2027; (iii) one mezzanine loan with an outstanding balance of $2 million from October 2024 to April 2026; and (iv) one mezzanine loan with an outstanding balance of $1 million from June 2024 to June 2025.
In October 2024, the Company funded a $15 million mezzanine loan with a maturity in October 2025 and a stated fixed interest rate of 8%.
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

CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the resident’s previous home. At September 30, 2024 and December 31, 2023, the Company held $56 million and $43 million, respectively, of such notes receivable.
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
The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of September 30, 2024 (in thousands):

Investment Type	Year of Origination(1)						Total
	2024	2023	2022	2021	2020	Prior
Secured loans
Risk rating:
Performing loans	$422,139	$37,552	$25,190	$102,887	$—	$—	$587,768
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$422,139	$37,552	$25,190	$102,887	$—	$—	$587,768
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$1,357	$5,029	$4,643	$8,109	$11,042	$3,231	$33,411
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$1,357	$5,029	$4,643	$8,109	$11,042	$3,231	$33,411
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$48,637	$7,489	$285	$—	$—	$—	$56,411
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$48,637	$7,489	$285	$—	$—	$—	$56,411
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	September 30, 2024			December 31, 2023
	Secured Loans	Mezzanine Loans and Other(1)	Total	Secured Loans	Mezzanine Loans and Other(1)	Total
Reserve for loan losses, beginning of period	$2,830	$—	$2,830	$8,280	$—	$8,280
Provision for expected loan losses on funded loans receivable	6,049	1,104	7,153	2,088	—	2,088
Expected loan losses (recoveries) related to loans sold or repaid	—	—	—	(7,538)	—	(7,538)
Reserve for loan losses, end of period	$8,879	$1,104	$9,983	$2,830	$—	$2,830
_______________________________________
(1)Includes CCRC resident loans.
Additionally, at September 30, 2024 and December 31, 2023, a liability of $4.9 million and $0.7 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the nine months ended September 30, 2024 is primarily due to reserves recognized on secured loans and mezzanine loans receivable acquired as part of the Merger.

NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				September 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2024	2023
South San Francisco JVs(3)	Lab	7	70	$437,022	$393,374
SWF SH JV	Other	19	54	322,724	332,693
Callan Ridge JV	Lab	2	35	70,112	—
PMAK JV(4)	Outpatient medical	59	12	34,241	—
Lab JV	Lab	1	49	30,508	31,761
Needham Land Parcel JV(5)	Lab	—	38	20,877	17,084
Davis JV(4)	Outpatient medical	15	49	9,121	—
Outpatient Medical JVs(6)	Outpatient medical	2	20 - 67	7,239	7,941
				$931,844	$782,853
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of September 30, 2024.
(3)Includes multiple unconsolidated lab joint ventures in South San Francisco, California in which the Company holds a 70% ownership percentage in each joint venture. The Company is entitled to a preferred return, a promote, and certain fees in exchange for development and asset management services provided to these joint ventures when certain conditions are met. These joint ventures have been aggregated herein due to similarity of the investments and operations.
(4)Includes unconsolidated joint ventures acquired as part of the Merger (see Note 3). The properties underlying the PMAK JV are excluded from the Company’s total property count.
(5)Land held for development is excluded from the property count as of September 30, 2024.
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
Callan Ridge JV
In January 2024, the Company sold a 65% interest in two lab buildings in San Diego, California (the “Callan Ridge JV”) to a third-party (the “JV Partner”) for net proceeds of $128 million. Following the transaction, the Company and the JV Partner share in key decisions of the assets through their voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 35% investment in the Callan Ridge JV at fair value, and accounting for its investment using the equity method. The fair value of the Company’s retained investment was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the nine months ended September 30, 2024, the Company recognized a gain upon change of control of $78 million, which is recorded in other income (expense), net.

NOTE 9.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	September 30, 2024	December 31, 2023
Gross intangible lease assets(1)	$1,495,839	$739,228
Accumulated depreciation and amortization(2)	(597,460)	(425,072)
Intangible assets, net	$898,379	$314,156

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)As of September 30, 2024 and December 31, 2023, includes $1.45 billion and $725 million, respectively, of gross lease-up intangibles and $47 million and $14 million, respectively, of gross above market lease intangibles.
(2)As of September 30, 2024 and December 31, 2023, includes $586 million and $418 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $11 million and $7 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	September 30, 2024	December 31, 2023
Gross intangible lease liabilities	$354,575	$228,105
Accumulated depreciation and amortization	(151,718)	(100,725)
Intangible liabilities, net	$202,857	$127,380

Weighted average remaining amortization period in years	9	7
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
Goodwill
On the Closing Date of the Merger, the Company recognized goodwill of $47 million, which was allocated to the Company’s outpatient medical segment (see Note 3). Goodwill is included in other assets, net on the Consolidated Balance Sheets. At September 30, 2024 and December 31, 2023, goodwill was allocated to the Company’s segment assets as follows (in thousands):

Segment	September 30, 2024	December 31, 2023
Outpatient medical	$61,314	$14,178
CCRC	1,998	1,998
Other non-reportable	1,851	1,851
	$65,163	$18,027

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
In connection with the assumption of the 2028 Term Loan, the Company acquired three related interest rate swap instruments that were redesignated as cash flow hedges as of the Closing Date. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of September 30, 2024, the 2028 Term Loan had a blended fixed effective interest rate of 4.44% inclusive of the amortization of the related premium. See also Note 18 for a discussion of the impact of the related interest rate swap instruments.
Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) Daily SOFR (plus a 10 basis point adjustment related to SOFR transition). The applicable margin under the 2028 Term Loan ranges from 0.85% to 1.65% for Daily SOFR loans and is based on the credit ratings of DOC DR OP Sub. Based on the Company’s credit ratings as of September 30, 2024, and inclusive of the adjustment related to SOFR transition, the margin on the 2028 Term Loan was 1.00%.
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

Bank Line of Credit and Term Loans
Revolving Facility
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from LIBOR to SOFR. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Additionally, the Revolving Facility includes a sustainability-linked pricing component whereby the applicable margin may be reduced by up to 0.025% based on the Company’s achievement of specified sustainability-linked metrics, subject to certain conditions. Based on the Company’s credit ratings at September 30, 2024, and inclusive of achievement of a sustainability-linked metric, the margin on the Revolving Facility was 0.85% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Revolving Facility to, among other things, join DOC DR Holdco and DOC DR OP Sub as guarantors of Healthpeak OP’s obligations under the Revolving Facility. At each of September 30, 2024 and December 31, 2023, the Company had no balance outstanding under the Revolving Facility.
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
Loans outstanding under the 2027 Term Loans accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loans also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loans may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of September 30, 2024, and inclusive of achievement of a sustainability-linked metric and an adjustment related to SOFR transition, the margin on the 2027 Term Loans was 0.94%.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2027 Term Loans associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of September 30, 2024, the 2027 Term Loans had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $1.0 billion to $1.5 billion, subject to securing additional commitments, (ii) the Company borrowed senior unsecured term loans in an aggregate principal amount of $750 million with a stated maturity of five years (the “2029 Term Loan”), and (iii) DOC DR Holdco and DOC DR OP Sub were joined as guarantors of Healthpeak OP’s obligations under the Term Loan Agreement. As of September 30, 2024, the unused borrowing capacity under the Term Loan Agreement was $250 million.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of September 30, 2024, and inclusive of an adjustment related to SOFR transition, the margin on the 2029 Term Loan was 0.95%.
In January 2024, the Company entered into forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of September 30, 2024, the 2029 Term Loan had a blended fixed effective interest rate of 4.66%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
At September 30, 2024 and December 31, 2023, the Company had $1.25 billion and $500 million, respectively, of loans outstanding under the Term Loan Agreement.

The Revolving Facility, 2027 Term Loans, 2028 Term Loan, and 2029 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at September 30, 2024.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of September 30, 2024 and December 31, 2023, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. At September 30, 2024, the Company had no notes outstanding under the Commercial Paper Program. At December 31, 2023, the Company had $720 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 37 days and a weighted average interest rate of 5.70%.
Senior Unsecured Notes
At September 30, 2024 and December 31, 2023, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.7 billion and $5.5 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2024.
During the nine months ended September 30, 2024, there were no issuances, repurchases, or redemptions of senior unsecured notes; however, as described above, concurrently with the consummation of the Merger, the Company assumed $1.25 billion aggregate principal of senior unsecured notes.
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
Mortgage Debt
At September 30, 2024 and December 31, 2023, the Company had $380 million and $255 million, respectively, in aggregate principal of mortgage debt outstanding. At September 30, 2024, this mortgage debt was secured by 20 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $821 million. At December 31, 2023, this mortgage debt was secured by 15 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $587 million.
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
During each of the three months ended September 30, 2024 and 2023, the Company made aggregate principal repayments of mortgage debt of $1 million. During the nine months ended September 30, 2024 and 2023, the Company made aggregate principal repayments of mortgage debt of $3 million and $4 million, respectively.

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
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2024 (dollars in thousands):

				Senior Unsecured Notes(2)		Mortgage Debt(3)
Year	Bank Line of Credit	Commercial Paper(1)	Term Loans	Amount	Interest Rate(4)	Amount	Interest Rate(4)	Total
2024	$—	$—	$—	$—	—%	$27,489	7.31%	$27,489
2025	—	—	—	800,000	3.92%	3,684	4.00%	803,684
2026	—	—	—	650,000	3.40%	344,999	4.87%	994,999
2027	—	—	500,000	850,000	3.23%	842	5.53%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,775	5.23%	1,252,775
Thereafter	—	—	750,000	3,550,000	4.35%	—	—%	4,300,000
	—	—	1,650,000	6,700,000		379,789		8,729,789
Premiums, (discounts), and debt issuance costs, net	—	—	(4,252)	(142,830)		670		(146,412)
	$—	$—	$1,645,748	$6,557,170		$380,459		$8,583,377
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
(3)Effective interest rates on the mortgage debt range from 3.44% to 8.96% with a weighted average effective interest rate of 5.04% and a weighted average maturity of 2 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
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
NOTE 12.  Equity and Redeemable Noncontrolling Interests

Dividends
On October 23, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share. The common stock cash dividend will be paid on November 15, 2024 to stockholders of record as of the close of business on November 4, 2024.
During each of the three months ended September 30, 2024 and 2023, the Company declared and paid common stock cash dividends of $0.30 per share. During each of the nine months ended September 30, 2024 and 2023, the Company declared and paid common stock cash dividends of $0.90 per share.
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
ATM forward contracts generally have a one- to two-year term. At any time during the term, the Company may settle a forward sale by delivery of physical shares of common stock to the forward seller or, at the Company’s election, in cash or net shares. The forward sale price the Company expects to receive upon settlement of outstanding ATM forward contracts will be the initial forward price established upon the effective date, subject to adjustments for: (i) accrued interest, (ii) the forward purchasers’ stock borrowing costs, and (iii) certain fixed price reductions during the term of the ATM forward contract.
At September 30, 2024, $1.5 billion of the Company’s common stock remained available for sale under the 2023 ATM Program.
ATM Forward Contracts
During each of the three and nine months ended September 30, 2024 and 2023, the Company did not utilize the forward provisions under the ATM Programs.
ATM Direct Issuances
During each of the three and nine months ended September 30, 2024 and 2023, there were no direct issuances of shares of common stock under the ATM Programs.

Share Repurchase Programs
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company could acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “2022 Share Repurchase Program”). Purchases of common stock under the 2022 Share Repurchase Program could be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. During the three months ended September 30, 2024, the Company repurchased 1.0 million shares of its common stock under the 2022 Share Repurchase Program at a weighted average price of $19.42 per share for a total of $20 million. During the nine months ended September 30, 2024, the Company repurchased 10.5 million shares of its common stock under the 2022 Share Repurchase Program at a weighted average price of $17.98 per share for a total of $188 million. During the year ended December 31, 2023, there were no repurchases under the 2022 Share Repurchase Program.
On July 24, 2024, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, the Company may acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. As of September 30, 2024, no shares have been repurchased under the 2024 Share Repurchase Program. Therefore, at September 30, 2024, $500 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2024	December 31, 2023
Unrealized gains (losses) on derivatives, net	$(10,699)	$21,245
Supplemental Executive Retirement Plan minimum liability	(1,682)	(1,874)
Total accumulated other comprehensive income (loss)	$(12,381)	$19,371
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
On March 1, 2024, concurrently with the consummation of the Merger, the Company assumed one redeemable noncontrolling interest, which had not yet met the conditions for redemption as of September 30, 2024.

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
Healthpeak OP
Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. During the three months ended March 31, 2023, subsequent to the Reorganization, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”), all of which were profits interests in Healthpeak OP (“LTIP Units”). During the three months ended March 31, 2024, OP Unitholders were issued approximately 2 million OP Units, all of which were LTIP Units. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of September 30, 2024, there were approximately 3 million OP Units outstanding and 65 thousand had met the criteria for redemption. As of December 31, 2023, there were approximately 2 million OP Units outstanding, none of which had met the criteria for redemption.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At September 30, 2024, there were approximately 11 million DownREIT units (14 million shares of Healthpeak common stock are issuable upon conversion) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At September 30, 2024, the carrying value of the 11 million DownREIT units was $311 million. At December 31, 2023, there were approximately 5 million DownREIT units (7 million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At December 31, 2023, the carrying value of the 5 million DownREIT units was $199 million.
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
The Company considers the potential dilution resulting from forward agreements under its ATM Programs to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. Refer to Note 12 for a discussion of the sale of shares under and settlement of forward sales agreements, of which there were none during the three and nine months ended September 30, 2024 and 2023.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator - Basic
Net income (loss)	$92,738	$68,656	$256,631	$259,362
Noncontrolling interests’ share in earnings	(6,866)	(4,442)	(18,036)	(24,297)
Net income (loss) attributable to Healthpeak Properties, Inc.	85,872	64,214	238,595	235,065
Less: Participating securities’ share in earnings	(197)	(166)	(610)	(1,568)
Net income (loss) applicable to common shares	$85,675	$64,048	$237,985	$233,497
Numerator - Dilutive
Net income (loss) applicable to common shares	$85,675	$64,048	$237,985	$233,497
Add: distributions on dilutive convertible units and other	47	—	72	—
Dilutive net income (loss) available to common shares	$85,722	$64,048	$238,057	$233,497
Denominator
Basic weighted average shares outstanding	699,349	547,062	667,536	546,978
Dilutive potential common shares - equity awards(1)	137	269	150	269
Dilutive potential common shares - OP Units(2)	660	—	410	—
Diluted weighted average common shares	700,146	547,331	668,096	547,247
Earnings (loss) per common share
Basic	$0.12	$0.12	$0.36	$0.43
Diluted	$0.12	$0.12	$0.36	$0.43
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the three and nine months ended September 30, 2024, represents the dilutive impact of 3 million outstanding OP Units.
For the three and nine months ended September 30, 2024 and 2023, all 14 million and 7 million shares issuable upon conversion of DownREIT units, respectively, were not included because they were anti-dilutive.
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
Adjusted NOI is calculated as Adjusted NOI from consolidated properties, plus the Company’s share of Adjusted NOI from unconsolidated joint ventures (calculated by applying the Company’s actual ownership percentage for the period), less noncontrolling interests’ share of Adjusted NOI from consolidated joint ventures (calculated by applying the Company’s actual ownership percentage for the period). Management utilizes its share of Adjusted NOI in assessing its performance as the Company has various joint ventures that contribute to its performance. The Company does not control its unconsolidated joint ventures, and the Company’s share of amounts from unconsolidated joint ventures does not represent the Company’s legal claim to such items. Adjusted NOI is used to evaluate performance because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting it on an unlevered basis.

The following tables summarize information for the reportable segments (in thousands).
For the three months ended September 30, 2024:

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$317,659	$225,592	$142,845	$686,096
Healthpeak’s share of unconsolidated joint venture total revenues	7,065	5,242	—	12,307
Noncontrolling interests’ share of consolidated joint venture total revenues	(9,734)	—	—	(9,734)
Operating expenses	(106,484)	(64,075)	(109,720)	(280,279)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,832)	(1,811)	—	(4,643)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,851	—	—	2,851
Adjustments to NOI(1)	(11,020)	(16,900)	95	(27,825)
Adjusted NOI for reportable segments	$197,505	$148,048	$33,220	$378,773
Plus: Adjustments to NOI(1)				27,825
Interest income and other				14,301
Interest expense				(74,105)
Depreciation and amortization				(280,019)
General and administrative				(23,216)
Transaction and merger-related costs				(7,134)
Impairments and loan loss reserves, net				(441)
Gain (loss) on sales of real estate, net				62,325
Other income (expense), net				982
Less: Healthpeak’s share of unconsolidated joint venture NOI				(7,664)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI				6,883
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$98,510
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

For the three months ended September 30, 2023:

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$191,016	$226,059	$133,808	$550,883
Healthpeak’s share of unconsolidated joint venture total revenues	746	2,425	—	3,171
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,735)	(154)	—	(8,889)
Operating expenses	(67,693)	(60,268)	(104,773)	(232,734)
Healthpeak’s share of unconsolidated joint venture operating expenses	(301)	(958)	—	(1,259)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,474	33	—	2,507
Adjustments to NOI(1)	(3,547)	(9,842)	—	(13,389)
Adjusted NOI for reportable segments	$113,960	$157,295	$29,035	$300,290
Plus: Adjustments to NOI(1)				13,389
Interest income and other				5,360
Interest expense				(50,510)
Depreciation and amortization				(184,559)
General and administrative				(23,093)
Transaction and merger-related costs				(36)
Impairments and loan loss reserves, net				550
Other income (expense), net				1,481
Less: Healthpeak’s share of unconsolidated joint venture NOI				(1,912)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI				6,382
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$67,342
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

For the nine months ended September 30, 2024:

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$888,446	$663,619	$422,512	$1,974,577
Healthpeak’s share of unconsolidated joint venture total revenues	16,707	14,404	—	31,111
Noncontrolling interests’ share of consolidated joint venture total revenues	(27,952)	(196)	—	(28,148)
Operating expenses	(299,455)	(177,571)	(320,809)	(797,835)
Healthpeak’s share of unconsolidated joint venture operating expenses	(6,380)	(4,663)	—	(11,043)
Noncontrolling interests’ share of consolidated joint venture operating expenses	7,889	52	—	7,941
Adjustments to NOI(1)	(27,573)	(51,624)	(1,645)	(80,842)
Adjusted NOI for reportable segments	$551,682	$444,021	$100,058	$1,095,761
Plus: Adjustments to NOI(1)				80,842
Interest income and other				27,884
Interest expense				(209,922)
Depreciation and amortization				(782,736)
General and administrative				(73,233)
Transaction and merger-related costs				(122,113)
Impairments and loan loss reserves, net				(11,346)
Gain (loss) on sales of real estate, net				187,624
Other income (expense), net				83,502
Less: Healthpeak’s share of unconsolidated joint venture NOI				(20,068)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI				20,207
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$276,402
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

For the nine months ended September 30, 2023:

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$564,644	$654,829	$391,076	$1,610,549
Government grant income(1)	—	—	184	184
Healthpeak’s share of unconsolidated joint venture total revenues	2,245	6,519	—	8,764
Noncontrolling interests’ share of consolidated joint venture total revenues	(26,364)	(449)	—	(26,813)
Operating expenses	(197,442)	(172,666)	(307,551)	(677,659)
Healthpeak’s share of unconsolidated joint venture operating expenses	(895)	(2,987)	—	(3,882)
Noncontrolling interests’ share of consolidated joint venture operating expenses	7,477	108	—	7,585
Adjustments to NOI(2)	(11,373)	(25,618)	(679)	(37,670)
Adjusted NOI for reportable segments	$338,292	$459,736	$83,030	$881,058
Plus: Adjustments to NOI(2)				37,670
Interest income and other				16,802
Interest expense				(147,547)
Depreciation and amortization				(561,357)
General and administrative				(73,576)
Transaction and merger-related costs				(3,098)
Impairments and loan loss reserves, net				156
Gain (loss) on sales of real estate, net				86,463
Other income (expense), net				4,208
Less: Government grant income				(184)
Less: Healthpeak’s share of unconsolidated joint venture NOI				(4,882)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI				19,228
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$254,941
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
The following table summarizes the Company’s revenues by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2024	2023	2024	2023
Outpatient medical	$317,659	$191,016	$888,446	$564,644
Lab	225,592	226,059	663,619	654,829
CCRC	142,845	133,808	422,512	391,076
Total revenues for reportable segments	686,096	550,883	1,974,577	1,610,549
Interest income and other	14,301	5,360	27,884	16,802
Total revenues	$700,397	$556,243	$2,002,461	$1,627,351
See Note 3 for impacts to segment assets as a result of the Merger. See these Notes to the Consolidated Financial Statements for other significant transactions impacting the Company’s segment assets during the periods presented.

NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid, net of capitalized interest	$204,858	$151,753
Income taxes paid (refunded)	6,820	1,258
Capitalized interest	48,446	42,879
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	15,406	1,160
Accrued construction costs	120,543	116,931
Net noncash impact from the consolidation of property previously held in an unconsolidated joint venture	—	993
Retained investment in connection with Callan Ridge JV (see Note 8)	69,255	—
Non-cash assets and liabilities assumed in connection with the Merger (see Note 3)	2,927,611	—
Seller financing provided on disposition of real estate assets (see Note 7)	404,598	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning of period:
Cash and cash equivalents	$117,635	$72,032
Restricted cash	51,388	54,802
Cash, cash equivalents, and restricted cash	$169,023	$126,834
End of period:
Cash and cash equivalents	$180,430	$63,478
Restricted cash	61,615	50,449
Cash, cash equivalents, and restricted cash	$242,045	$113,927
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of September 30, 2024 and December 31, 2023, the account balances at certain institutions exceeded the FDIC insurance coverage.
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

Unconsolidated Variable Interest Entities
At September 30, 2024, the Company had investments in (i) two unconsolidated VIE joint ventures and (ii) the PropTech Investment, an unconsolidated VIE investment in a limited partnership. At December 31, 2023, the Company had investments in two unconsolidated VIE joint ventures. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC Investment and Needham Land Parcel JV discussed below) and the PropTech Investment, it has no formal involvement in these VIEs beyond its investments.
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
PropTech Investment. During the three months ended September 30, 2024, the Company made an initial investment of $1 million in a property technology (“PropTech”) fund that makes venture capital investments in early-stage real estate and construction-related companies (the “PropTech Investment”). The Company has an aggregate commitment of $10 million, or approximately 5% of total fund commitments, which is expected to be funded over the next five years. The PropTech Investment has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner and given its rights and ownership percentage, the Company has virtually no influence or control. The assets and liabilities of the entity primarily consist of investments in certain PropTech real estate and construction companies. All future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.
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
Debt Securities Investment. At December 31, 2022, the Company held $22 million of commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac) through a special purpose entity that had been identified as a VIE because it was “thinly capitalized.” The CMBS issued by the VIE were backed by mortgage debt obligations on real estate assets. These securities were classified as held-to-maturity because the Company had the intent and ability to hold the securities until maturity. These securities matured on December 31, 2022, and the Company received the related proceeds in January 2023. At each of September 30, 2024 and December 31, 2023, there was no balance remaining for these securities.
The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2024 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment and PropTech Investment	Other assets, net	$15,815
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	20,877
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of September 30, 2024, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at September 30, 2024 and December 31, 2023 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
DownREITs.  As of September 30, 2024 and December 31, 2023, the Company held a controlling ownership interest in and was the managing member of eight and seven DownREITs, respectively. In connection with the Merger, during the three months ended March 31, 2024, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity (see Note 3), which resulted in an increase in VIE assets and liabilities when comparing September 30, 2024 to December 31, 2023. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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
Lab JVs.  At December 31, 2023, the Company held a 98% or greater ownership interest in multiple joint venture entities that owned and leased lab buildings (the “Lab JVs”). The Lab JVs were VIEs as the members shared in certain decisions of the entities, but substantially all of the activities were performed on behalf of the Company. The Company consolidated the Lab JVs as the primary beneficiary because it had the ability to control the activities that most significantly impacted these VIEs’ economic performance. The assets of the Lab JVs primarily consisted of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consisted of capital expenditures for the properties. Assets generated by the Lab JVs were only used to settle their contractual obligations. In April 2024, the Company acquired the noncontrolling interests associated with these entities (see Note 12) and these entities are no longer included in the VIE assets and liabilities as of September 30, 2024.

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets
Buildings and improvements	$4,644,946	$2,392,375
Development costs and construction in progress	107,216	47,481
Land and improvements	474,865	307,166
Accumulated depreciation and amortization	(708,261)	(665,791)
Net real estate	4,518,766	2,081,231
Loans receivable, net	518,292	—
Investments in and advances to unconsolidated joint ventures	43,362	—
Accounts receivable, net	13,312	5,906
Cash and cash equivalents	29,821	18,410
Restricted cash	2,055	613
Intangible assets, net	689,869	56,975
Right-of-use asset, net	273,512	97,575
Other assets, net	151,108	79,248
Total assets	$6,240,097	$2,339,958
Liabilities
Term loans	$402,025	$—
Senior unsecured notes	1,147,761	—
Mortgage debt	270,467	144,874
Intangible liabilities, net	100,781	11,884
Lease liability	193,422	99,725
Accounts payable, accrued liabilities, and other liabilities	144,662	54,975
Deferred revenue	55,329	48,316
Total liabilities	$2,314,447	$359,774
NOTE 17.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	September 30, 2024(3)		December 31, 2023(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$677,590	$678,736	$218,450	$218,450
Interest rate swap assets(2)	11,737	11,737	21,359	21,359
Bank line of credit and commercial paper(2)	—	—	720,000	720,000
Term loans(2)	1,645,748	1,645,748	496,824	496,824
Senior unsecured notes(1)	6,557,170	6,295,839	5,403,378	5,144,667
Mortgage debt(2)	380,459	378,038	256,097	244,135
Interest rate swap liabilities(2)	16,229	16,229	—	—
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
(3)During the nine months ended September 30, 2024 and year ended December 31, 2023, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 18.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At September 30, 2024, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $59 million.
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
The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	September 30, 2024	December 31, 2023
October 2019(3)	October 2024	Cash flow	$36,050	1.37%	1 mo. USD-SOFR CME Term	$105	$—
April 2022	May 2026	Cash flow	51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	818	1,602
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	1,456	2,851
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	4,231	7,933
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	5,127	8,973
Interest rate swap assets						$11,737	$21,359
May 2023(3)(4)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	$(4,847)	$—
January 2024(5)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	(11,382)	—
Interest rate swap liabilities						$(16,229)	$—
_____________________________
(1)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
(2)Derivative assets are recorded at fair value in other assets, net and derivative liabilities are recorded at fair value in accounts payable, accrued liabilities, and other liabilities on the Consolidated Balance Sheets.
(3)Includes interest rate swap instruments acquired as part of the Merger (see Note 3). These interest rate swap instruments were redesignated as cash flow hedges on the Closing Date. As a result of the Merger, the aggregate fair value of these interest rate swap instruments was determined to be $7 million on March 1, 2024, which was recognized within other assets, net on the Consolidated Balance Sheets on the Closing Date. The aggregate fair value as of the Closing Date is being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related interest rate swap instruments. During the three and nine months ended September 30, 2024, the Company recognized $1 million and $2 million, respectively, of related amortization into interest expense.
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

NOTE 19. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	September 30, 2024	December 31, 2023
Refundable entrance fees	$241,667	$251,874
Accrued construction costs	120,543	105,572
Accrued interest	57,928	59,492
Other accounts payable and accrued liabilities(1)	329,743	240,258
Accounts payable, accrued liabilities, and other liabilities	$749,881	$657,196
_______________________________________
(1)As of September 30, 2024 and December 31, 2023, includes $5 million and $8 million, respectively, of severance-related obligations associated with the departure of a former CEO in October 2022 that had not yet been paid.
NOTE 20. Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	September 30, 2024	December 31, 2023
Nonrefundable entrance fees(1)	$592,576	$562,026
Other deferred revenue(2)	310,795	343,607
Deferred revenue	$903,371	$905,633
_______________________________________
(1)During the three and nine months ended September 30, 2024, the Company collected nonrefundable entrance fees of $34 million and $96 million, respectively, and recognized amortization of $23 million and $66 million, respectively. During the three and nine months ended September 30, 2023, the Company collected nonrefundable entrance fees of $36 million and $96 million, respectively, and recognized amortization of $21 million and $61 million, respectively. The amortization of nonrefundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three and nine months ended September 30, 2024, the Company recognized amortization related to other deferred revenue of $13 million and $40 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized amortization related to other deferred revenue of $19 million and $50 million, respectively. The amortization of other deferred revenue is included in rental and related revenues on the Consolidated Statements of Operations.

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
•our ability to satisfy environmental, social, and governance and sustainability commitments and requirements, as well as stakeholder expectations;
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
The Merger
On March 1, 2024 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated October 29, 2023 (the “Merger Agreement”), by and among us, DOC DR Holdco, LLC, one of our wholly owned subsidiaries (“DOC DR Holdco”), DOC DR, LLC, a wholly owned subsidiary of Healthpeak OP (“DOC DR OP Sub”), Physicians Realty Trust, Physicians Realty L.P. (the “Physicians Partnership”): (i) Physicians Realty Trust merged with and into DOC DR Holdco (the “Company Merger”), with DOC DR Holdco surviving as our wholly owned subsidiary (the “Company Surviving Entity”); (ii) immediately following the effectiveness of the Company Merger, we contributed all of the outstanding equity interests in the Company Surviving Entity to Healthpeak OP (the “Contribution”); and (iii) immediately following the Contribution, Physicians Partnership merged with and into DOC DR OP Sub (the “Partnership Merger” and, together with the Company Merger, the “Merger”), with DOC DR OP Sub surviving as a subsidiary of Healthpeak OP. Subsequent to the Closing Date, the “Combined Company” means Healthpeak and its subsidiaries.
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

At September 30, 2024, our portfolio of investments, including properties in certain of our unconsolidated joint ventures, consisted of interests in 700 properties: (i) Outpatient medical – 527 properties; (ii) Lab – 139 properties; (iii) CCRC – 15 properties; and (iv) Other non-reportable – 19 properties. The following table summarizes information for our reportable segments for the three months ended September 30, 2024 (dollars in thousands):

Segment	Adjusted NOI by Reportable Segment(1)
Outpatient medical	$197,505
Lab	148,048
CCRC	33,220
_______________________________________
(1)Our Adjusted NOI for our reportable segments, which we also refer to as Total Portfolio Adjusted NOI for our reportable segments, includes results of operations from disposed properties through the disposition date. See Note 14 to the Consolidated Financial Statements for a reconciliation of Adjusted NOI by reportable segment to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. See our Segment Analysis below for additional information.
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
Increased interest rates, ongoing geopolitical tensions, and volatility in public and private equity and fixed income markets have led to increased costs and limitations on the availability of capital. In addition, increased interest rates could adversely impact our borrowing costs, the fair value of our fixed rate instruments, transaction volume, and real estate values generally, including our real estate. While there have been signs that the impact of increased interest rates and limitations on the availability of capital are moderating, there can be no assurance that this will continue to be the case.
To the extent our tenants and operators have also experienced increased costs, liquidity constraints, and financing difficulties due to the foregoing macroeconomic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due.
We have also been affected by increased costs relating to tenant improvements and construction, which, together with rising costs of capital, have adversely affected, and in the future may adversely affect the expected yields on our development and redevelopment projects. While there have been signs that cost pressures are moderating, there can be no assurance that this will continue to be the case.

We continuously monitor the effects of domestic and global events, including but not limited to inflation, interest rates, and challenges in the financial markets, on our operations and financial position, and on the operations and financial position of our tenants, operators, and borrowers, to enable us to remain responsive and adaptable to the dynamic changes in our operating environment.
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
•In July 2024, we sold a portfolio of 59 outpatient medical buildings for $674 million and provided the buyer with a mortgage loan secured by the real estate sold for $405 million.
Development and Redevelopment Activities
•During the nine months ended September 30, 2024, the following projects were placed in service: (i) a portion of one lab development project with total project costs of $54 million, (ii) a portion of one lab development project with total project costs of $29 million, (iii) one outpatient medical development project held in a consolidated joint venture of which our share of total project costs was $22 million, (iv) one lab redevelopment building held in one of our unconsolidated South San Francisco JVs of which our share of total project costs was $15 million, (v) one lab redevelopment project with total project costs of $14 million, (vi) a portion of one lab redevelopment project with total project costs of $13 million, and (vii) a portion of one lab redevelopment building held in one of our unconsolidated South San Francisco JVs of which our share of total project costs was $9 million.
Financing Activities
•In March 2024, we executed a $750 million five year unsecured term loan (the “2029 Term Loan”) incurred as an incremental facility under the term loan agreement. In January 2024, we entered into forward-starting interest rate swap instruments on the 2029 Term Loan which are designated as cash flow hedges and establish a blended fixed effective interest rate of 4.66%.
•During the nine months ended September 30, 2024, we repurchased 10.5 million shares of our common stock under our 2022 Share Repurchase Program (as defined below) at a weighted average price of $17.98 per share for a total of $188 million.
Other Activities
•During the nine months ended September 30, 2024, we refinanced one of our existing seller financing loans receivable, extended the maturity date to August 2027, and received aggregate partial principal repayments of $74 million.
•During the three months ended September 30, 2024, we executed an early lease renewal for approximately 2 million square feet leased by CommonSpirit Health, which is subject to a master agreement, which extends the weighted average lease term of existing leases from July 2027 to December 2035, amends the contractual rents to current market rates, and increases the annual contractual lease escalations from 2.5% to 3.0%.

Dividends
The following table summarizes our common stock cash dividends declared in 2024:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 31	February 14	$0.30	February 26
April 24	May 6	0.30	May 17
July 24	August 5	0.30	August 16
October 23	November 4	0.30	November 15
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
As described in Note 14 to the Consolidated Financial Statements, our chief operating decision maker (“CODM”) evaluates the performance of our reportable business segments based on Adjusted NOI for the reportable segments, which we also refer to as Total Portfolio Adjusted NOI for our reportable segments. For further information, including information reconciling our Adjusted NOI for reportable segments to our income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures, refer to Note 14 to the Consolidated Financial Statements.
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
Management believes that continued reporting of the same-store portfolio for only pre-merger Healthpeak Properties, Inc. offers minimal value to investors who are seeking to understand the operating performance and growth potential of the Combined Company. The Company was provided access to the underlying financial statements of legacy Physicians Realty Trust (which financial statements have been audited or, in the case of interim periods, reviewed) and other detailed information about each property, such as the acquisition date. Based on this available information, the Company was able to consistently apply its same-store definition across the combined portfolio. As a result of the Merger, approximately 97% of the combined portfolio is represented in the Merger-Combined Same-Store presentation for the outpatient medical segment for each of the three and nine months ended September 30, 2024.
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

Comparison of the Three and Nine Months Ended September 30, 2024 to the Three and Nine Months Ended September 30, 2023
Overview

The following table summarizes results for the three months ended September 30, 2024 and 2023(1) (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Net income (loss) applicable to common shares	$85,675	$64,048	$21,627
Nareit FFO	311,247	250,226	61,021
FFO as Adjusted	316,205	249,306	66,899
AFFO	284,933	217,305	67,628
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
•an increase in gain on sales of depreciable real estate related to outpatient medical building dispositions during 2024 as compared to 2023; and
•an increase in interest income related to mezzanine and secured loans receivable acquired as part of the Merger and seller financing provided in connection with the disposition of 59 outpatient medical buildings in July 2024.
The increase in net income (loss) applicable to common shares was partially offset by:
•an increase in depreciation, primarily as a result of: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2023 and 2024;
•an increase in interest expense, primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt and (ii) borrowings under the 2029 Term Loan, which closed in March 2024; and
•an increase in transaction and merger-related costs, primarily as a result of costs incurred in connection with the Merger.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•gain on sales of depreciable real estate; and
•depreciation and amortization expense.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for transaction and merger-related items, which are excluded from FFO as Adjusted.
AFFO increased primarily as a result of lower AFFO capital expenditures and the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents and amortization of deferred financing costs and debt discounts (premiums) on amounts recognized in connection with the Merger, which are excluded from AFFO.

The following table summarizes results for the nine months ended September 30, 2024 and 2023(1) (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net income (loss) applicable to common shares	$237,985	$233,497	$4,488
Nareit FFO	785,876	723,737	62,139
FFO as Adjusted	907,128	728,045	179,083
AFFO	802,733	645,813	156,920
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
•a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024; and
•an increase in interest income related to mezzanine and secured loans receivable acquired as part of the Merger and seller financing provided in connection with the disposition of 59 outpatient medical buildings in July 2024.
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
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which is excluded from AFFO, partially offset by higher AFFO capital expenditures during the period.

Segment Analysis
The following tables provide selected operating information for our Merger-Combined Same-Store and total property portfolio for each of our reportable segments. For the three months ended September 30, 2024, our Merger-Combined Same-Store consists of 639 properties representing properties fully operating on or prior to July 1, 2023 and that remained in operation through September 30, 2024. For the nine months ended September 30, 2024, our Merger-Combined Same-Store consists of 635 properties representing properties fully operating on or prior to January 1, 2023 and that remained in operation through September 30, 2024. Legacy Physicians Realty Trust properties that met the definition of Merger-Combined Same-Store are included in both periods presented as if they were owned by the Company for the full analysis period. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 700 and 475 properties at September 30, 2024 and 2023, respectively. Included in our total property portfolio at each of September 30, 2024 and 2023 are 19 senior housing assets in our SWF SH JV.

Outpatient Medical

The following table summarizes results at and for the three months ended September 30, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$305,960	$293,228	$12,732	$317,659	$191,016	$126,643
Healthpeak’s share of unconsolidated joint venture total revenues	6,649	5,996	653	7,065	746	6,319
Noncontrolling interests’ share of consolidated joint venture total revenues	(9,154)	(8,913)	(241)	(9,734)	(8,735)	(999)
Operating expenses	(100,006)	(100,695)	689	(106,484)	(67,693)	(38,791)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,719)	(2,289)	(430)	(2,832)	(301)	(2,531)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,688	2,584	104	2,851	2,474	377
Adjustments to NOI(3)	(10,679)	(3,507)	(7,172)	(11,020)	(3,547)	(7,473)
Adjusted NOI	$192,739	$186,404	$6,335	197,505	113,960	83,545
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				—	78,814	(78,814)
Less: Merger-Combined Non-SS Adjusted NOI				(4,766)	(6,370)	1,604
Merger-Combined SS Adjusted NOI				$192,739	$186,404	$6,335
Adjusted NOI % change			3.4%
Property count(5)	513	513		527	295
End of period occupancy(6)	92.3%	92.1%		92.2%	90.1%
Average occupancy(6)	92.3%	92.1%		92.2%	90.1%
Average occupied square feet	33,744	33,655		34,956	21,507
Average annual total revenues per occupied square foot(7)	$36	$36		$36	$36
Average annual base rent per occupied square foot(8)	$28	$28		$28	$29
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
(3)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our reportable segments. See Note 14 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our third quarter 2023 presentation of Same-Store, we added: (i) 290 properties acquired as part of the Merger, (ii) 7 stabilized developments placed in service, (iii) 4 stabilized redevelopments placed in service, and (iv) 2 stabilized acquisitions, and we removed 69 assets that were sold.
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
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals;
•annual rent escalations;
•higher average occupancy; and
•lower operating expenses from our internalization of property management.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•Adjusted NOI from the outpatient medical buildings acquired as part of the Merger in 2024;
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased Adjusted NOI from our 2023 and 2024 dispositions.

The following table summarizes results at and for the nine months ended September 30, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$896,922	$859,343	$37,579	$888,446	$564,644	$323,802
Healthpeak’s share of unconsolidated joint venture total revenues	19,418	17,962	1,456	16,707	2,245	14,462
Noncontrolling interests’ share of consolidated joint venture total revenues	(27,078)	(26,507)	(571)	(27,952)	(26,364)	(1,588)
Operating expenses	(295,772)	(290,395)	(5,377)	(299,455)	(197,442)	(102,013)
Healthpeak’s share of unconsolidated joint venture operating expenses	(7,482)	(6,690)	(792)	(6,380)	(895)	(5,485)
Noncontrolling interests’ share of consolidated joint venture operating expenses	7,777	7,605	172	7,889	7,477	412
Adjustments to NOI(3)	(25,812)	(11,298)	(14,514)	(27,573)	(11,373)	(16,200)
Adjusted NOI	$567,973	$550,020	$17,953	551,682	338,292	213,390
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				61,398	233,483	(172,085)
Less: Merger-Combined Non-SS Adjusted NOI				(45,107)	(21,755)	(23,352)
Merger-Combined SS Adjusted NOI				$567,973	$550,020	$17,953
Adjusted NOI % change			3.3%
Property count(5)	510	510		527	295
End of period occupancy(6)	92.3%	92.2%		92.2%	90.1%
Average occupancy(6)	92.4%	92.1%		92.1%	90.0%
Average occupied square feet	33,597	33,488		36,209	21,519
Average annual total revenues per occupied square foot(7)	$36	$35		$36	$35
Average annual base rent per occupied square foot(8)	$28	$27		$29	$28
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
(3)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our reportable segments. See Note 14 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our third quarter 2023 presentation of Same-Store, we added: (i) 290 properties acquired as part of the Merger, (ii) 8 stabilized developments placed in service, (iii) 5 stabilized redevelopments placed in service, and (iv) 4 stabilized acquisitions, and we removed 69 assets that were sold.
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
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals;
•annual rent escalations; and
•higher average occupancy; partially offset by
•higher operating expenses, net of savings from our internalization of property management.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•Adjusted NOI from the outpatient medical buildings acquired as part of the Merger in 2024;
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•business interruption proceeds received in 2023 related to a demolished asset; and
•decreased Adjusted NOI from our 2023 and 2024 dispositions.

Lab

The following table summarizes results at and for the three months ended September 30, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$191,519	$183,208	$8,311	$225,592	$226,059	$(467)
Healthpeak’s share of unconsolidated joint venture total revenues	783	809	(26)	5,242	2,425	2,817
Noncontrolling interests’ share of consolidated joint venture total revenues	—	—	—	—	(154)	154
Operating expenses	(56,785)	(52,511)	(4,274)	(64,075)	(60,268)	(3,807)
Healthpeak’s share of unconsolidated joint venture operating expenses	(470)	(370)	(100)	(1,811)	(958)	(853)
Noncontrolling interests’ share of consolidated joint venture operating expenses	—	—	—	—	33	(33)
Adjustments to NOI(1)	(10,650)	(10,146)	(504)	(16,900)	(9,842)	(7,058)
Adjusted NOI	$124,397	$120,990	$3,407	148,048	157,295	(9,247)
Less: Merger-Combined Non-SS Adjusted NOI				(23,651)	(36,305)	12,654
Merger-Combined SS Adjusted NOI				$124,397	$120,990	$3,407
Adjusted NOI % change			2.8%
Property count(2)	111	111		139	146
End of period occupancy(3)	95.9%	97.0%		95.7%	97.5%
Average occupancy(3)	95.9%	97.1%		95.6%	97.5%
Average occupied square feet	8,481	8,583		9,561	10,574
Average annual total revenues per occupied square foot(4)	$86	$81		$90	$83
Average annual base rent per occupied square foot(5)	$62	$61		$67	$64
_______________________________________
(1)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our reportable segments. See Note 14 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(2)From our third quarter 2023 presentation of Same-Store, we added: (i) 4 stabilized developments placed in service, (ii) 3 stabilized redevelopments placed in service, and (iii) 2 buildings that previously experienced a significant tenant relocation, and we removed: (i) 11 buildings that were placed into redevelopment, (ii) 7 assets that were sold, and (iii) 2 buildings that experienced a significant tenant relocation.
(3)Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
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
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations; partially offset by
•higher operating expenses, net of savings from our internalization of property management; and
•lower occupancy.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•decreased Adjusted NOI from our 2023 and 2024 dispositions; and
•decreased Adjusted NOI from buildings placed into development and redevelopment in 2023 and 2024.

The following table summarizes results at and for the nine months ended September 30, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$542,875	$532,588	$10,287	$663,619	$654,829	$8,790
Healthpeak’s share of unconsolidated joint venture total revenues	2,489	2,646	(157)	14,404	6,519	7,885
Noncontrolling interests’ share of consolidated joint venture total revenues	—	—	—	(196)	(449)	253
Operating expenses	(150,657)	(146,304)	(4,353)	(177,571)	(172,666)	(4,905)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,400)	(1,438)	38	(4,663)	(2,987)	(1,676)
Noncontrolling interests’ share of consolidated joint venture operating expenses	—	—	—	52	108	(56)
Adjustments to NOI(2)	(31,193)	(36,202)	5,009	(51,624)	(25,618)	(26,006)
Adjusted NOI	$362,114	$351,290	$10,824	444,021	459,736	(15,715)
Less: Merger-Combined Non-SS Adjusted NOI				(81,907)	(108,446)	26,539
Merger-Combined SS Adjusted NOI				$362,114	$351,290	$10,824
Adjusted NOI % change			3.1%
Property count(3)	110	110		139	146
End of period occupancy(4)	95.8%	96.9%		95.7%	97.5%
Average occupancy(4)	95.9%	97.7%		95.9%	98.1%
Average occupied square feet	8,272	8,425		9,735	10,538
Average annual total revenues per occupied square foot(5)	$83	$79		$87	$81
Average annual base rent per occupied square foot(6)	$61	$59		$66	$62
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our reportable segments. See Note 14 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(3)From our third quarter 2023 presentation of Same-Store, we added: (i) 6 stabilized developments placed in service, (ii) 2 stabilized redevelopments placed in service, and (iii) 2 buildings that previously experienced a significant tenant relocation, and we removed: (i) 10 buildings that were placed into redevelopment, (ii) 7 assets that were sold, and (iii) 2 buildings that experienced a significant tenant relocation.
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
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations; partially offset by
•higher operating expenses, net of savings from our internalization of property management; and
•lower occupancy.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•decreased Adjusted NOI from our 2023 and 2024 dispositions; and
•decreased Adjusted NOI from buildings placed into development and redevelopment in 2023 and 2024.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended September 30, 2024 and 2023 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Resident fees and services	$142,541	$133,603	$8,938	$142,845	$133,808	$9,037
Operating expenses	(109,084)	(104,236)	(4,848)	(109,720)	(104,773)	(4,947)
Adjustments to NOI(1)	94	—	94	95	—	95
Adjusted NOI	$33,551	$29,367	$4,184	33,220	29,035	4,185
Plus (less): Merger-Combined Non-SS adjustments				331	332	(1)
Merger-Combined SS Adjusted NOI				$33,551	$29,367	$4,184
Adjusted NOI % change			14.2%
Property count(2)	15	15		15	15
Average occupancy(3)	85.1%	83.9%		85.2%	83.9%
Average occupied units(4)	6,001	5,956		6,013	5,965
Average annual rent per occupied unit	$95,011	$89,726		$95,025	$89,729
_______________________________________
(1)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our reportable segments. See Note 14 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(2)From our third quarter 2023 presentation of Merger-Combined Same-Store, no properties were added or removed.
(3)Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(4)Represents average occupied units as reported by the operators for the three-month period.
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, management fees, and advertising.

The following table summarizes results at and for the nine months ended September 30, 2024 and 2023 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Resident fees and services	$421,603	$390,686	$30,917	$422,512	$391,076	$31,436
Government grant income(1)	—	—	—	—	184	(184)
Operating expenses	(319,110)	(306,123)	(12,987)	(320,809)	(307,551)	(13,258)
Adjustments to NOI(2)	(1,642)	(678)	(964)	(1,645)	(679)	(966)
Adjusted NOI	$100,851	$83,885	$16,966	100,058	83,030	17,028
Plus (less): Merger-Combined Non-SS adjustments				793	855	(62)
Merger-Combined SS Adjusted NOI				$100,851	$83,885	$16,966
Adjusted NOI % change			20.2%
Property count(3)	15	15		15	15
Average occupancy(4)	85.2%	83.5%		85.3%	83.5%
Average occupied units(5)	6,023	5,929		6,035	5,936
Average annual rent per occupied unit	$93,332	$87,859		$93,347	$87,883
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our reportable segments. See Note 14 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(3)From our third quarter 2023 presentation of Same-Store, no properties were added or removed.
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
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, management fees, and advertising.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Interest income and other	$14,301	$5,360	$8,941	$27,884	$16,802	$11,082
Interest expense	74,105	50,510	23,595	209,922	147,547	62,375
Depreciation and amortization	280,019	184,559	95,460	782,736	561,357	221,379
General and administrative	23,216	23,093	123	73,233	73,576	(343)
Transaction and merger-related costs	7,134	36	7,098	122,113	3,098	119,015
Impairments and loan loss reserves (recoveries), net	441	(550)	991	11,346	(156)	11,502
Gain (loss) on sales of real estate, net	62,325	—	62,325	187,624	86,463	101,161
Other income (expense), net	982	1,481	(499)	83,502	4,208	79,294
Income tax benefit (expense)	(1,938)	(787)	(1,151)	(18,364)	(2,225)	(16,139)
Equity income (loss) from unconsolidated joint ventures	(3,834)	2,101	(5,935)	(1,407)	6,646	(8,053)
Noncontrolling interests’ share in earnings	(6,866)	(4,442)	(2,424)	(18,036)	(24,297)	6,261
Interest income and other
Interest income and other increased for the three and nine months ended September 30, 2024 primarily as a result of: (i) mezzanine and secured loans receivable acquired as part of the Merger and (ii) seller financing provided in connection with the disposition of 59 outpatient medical buildings in July 2024, partially offset by principal repayments on loans receivable in 2023 and 2024.
Interest expense
Interest expense increased for the three and nine months ended September 30, 2024 primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt and (ii) borrowings under the 2029 Term Loan, which closed in March 2024, partially offset by lower borrowings on the commercial paper program. Interest expense further increased for the nine months ended September 30, 2024 as a result of senior unsecured notes issued in January and May 2023.
Depreciation and amortization
Depreciation and amortization expense increased for the three and nine months ended September 30, 2024 primarily as a result of: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2023 and 2024, partially offset by: (i) assets placed into development and redevelopment in 2023 and 2024 and (ii) dispositions of real estate in 2023 and 2024.
Transaction and merger-related costs
Transaction and merger-related costs increased for the three and nine months ended September 30, 2024 primarily as a result of advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust that were incurred in connection with the Merger. The increase in transaction and merger-related costs during the nine months ended September 30, 2024 was partially offset by expenses incurred in connection with our reorganization to an UPREIT structure in 2023.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net increased for the three and nine months ended September 30, 2024 as a result of an increase in loan loss reserves under the current expected credit losses model, which is primarily due to reserves recognized on secured loans and mezzanine loans receivable acquired as part of the Merger.

Gain (loss) on sales of real estate, net
Gain (loss) on sales of real estate, net increased during the three and nine months ended September 30, 2024 as a result of: (i) the $3 million gain on sales of two outpatient medical buildings which were sold during the three months ended March 31, 2024, (ii) the $55 million gain on sales of seven lab buildings and $67 million gain on sales of 11 outpatient medical buildings which were sold during the three months ended June 30, 2024, and (iii) the $60 million gain on sales of a portfolio of 59 outpatient medical buildings which were sold during the three months ended September 30, 2024, as compared to: (i) the $60 million gain on sales of two lab buildings in Durham, North Carolina, which were sold during the three months ended March 31, 2023 and (ii) the $21 million gain on sales of two outpatient medical buildings, which were sold during the three months ended March 31, 2023. Refer to Note 5 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income increased for the nine months ended September 30, 2024 due to a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024.
Income tax benefit (expense)
Income tax expense increased for the three and nine months ended September 30, 2024 as a result of an increase in operating income associated with our CCRCs. Income tax expense further increased for the nine months ended September 30, 2024 as a result of income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures decreased for the three and nine months ended September 30, 2024 primarily as a result of losses on unconsolidated joint ventures acquired as part of the Merger, partially offset by increased income from the South San Francisco JVs.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings increased for the three months ended September 30, 2024 primarily as a result of increased income from consolidated joint ventures acquired as part of the Merger. Noncontrolling interests’ share in earnings decreased for the nine months ended September 30, 2024 primarily as a result of a gain on sale of an outpatient medical building in a consolidated joint venture in the first quarter of 2023, partially offset by increased income from consolidated joint ventures acquired as part of the Merger.
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

Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our 2029 Term Loan, our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “2027 Term Loans”), our 2028 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of October 23, 2024, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
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
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt increased by $1.7 billion to $8.6 billion at September 30, 2024, when compared to December 31, 2023, primarily as a result of: (i) $1.25 billion aggregate principal of senior unsecured notes assumed as part of the Merger; (ii) borrowings under the 2029 Term Loan with an aggregate principal balance of $750 million which was executed on March 1, 2024; (iii) the 2028 Term Loan with an aggregate principal balance of $400 million which was assumed as part of the Merger; and (iv) $128 million aggregate principal of mortgage debt assumed as part of the Merger, partially offset by a $720 million decrease in notes outstanding under our commercial paper program. See Note 10 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements increased by $27 million to $206 million at September 30, 2024, when compared to December 31, 2023, primarily as a result of (i) additional commitments on projects placed into development and redevelopment during the period and (ii) commitments related to development projects acquired as part of the Merger, partially offset by additional construction spend on projects in development and redevelopment during the first three quarters of 2024.
Construction loan commitments. Our material cash requirements to provide additional loans for redevelopment and capital expenditure projects increased by $27 million to $56 million at September 30, 2024, when compared to December 31, 2023. This increase was the result of outstanding commitments on secured loans acquired as part of the Merger, partially offset by a reduction in remaining commitments on seller financing that was refinanced in 2024. See Note 7 to the Consolidated Financial Statements for additional information.
Other investment commitments. During the three months ended September 30, 2024, we made an initial investment of $1 million in a property technology fund that makes venture capital investments in early-stage real estate and construction-related companies (the “PropTech Investment”). At September 30, 2024, our remaining funding commitment to the PropTech Investment is $9 million, which is expected to be funded over the next five years. See Note 16 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests decreased by $48 million to $1 million at September 30, 2024, when compared to December 31, 2023. This decrease was primarily due to the exercise of our option to buy out four redeemable noncontrolling interests in April 2024, partially offset by the redeemable noncontrolling interest we assumed as part of the Merger. See Note 12 to the Consolidated Financial Statements for additional information.

Distribution and Dividend Requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. During the nine months ended September 30, 2024, in connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. As of September 30, 2024, approximately 6 million DownREIT units of the Partnership Surviving Entity were outstanding (6 million shares of Healthpeak common stock are issuable upon conversion). Each DownREIT unitholder will receive quarterly cash distributions per unit equal to dividends paid per share on our common stock. Additionally, in connection with the Merger, we issued 162 million shares of our common stock on March 1, 2024. See Note 3 to the Consolidated Financial Statements for additional information. We will pay our stockholders quarterly cash dividends per common share. There have been no other changes to our distribution and dividend requirements during the nine months ended September 30, 2024.
Off-Balance Sheet Arrangements. We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Four of these joint ventures have mortgage debt of $840 million, of which our share is $186 million. Except in limited circumstances, our risk of loss is limited to our investment in the joint ventures.
There have been no other material changes, outside of the ordinary course of business, during the nine months ended September 30, 2024 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by (used in) operating activities	$786,966	$724,994	$61,972
Net cash provided by (used in) investing activities	119,975	(361,086)	481,061
Net cash provided by (used in) financing activities	(833,919)	(376,815)	(457,104)
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $62 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily as a result of: (i) an increase in Adjusted NOI from properties acquired as part of the Merger, (ii) developments and redevelopments placed in service during 2023 and 2024, (iii) annual rent increases, and (iv) new leasing and renewal activity. The increase in net cash provided by operating activities was partially offset by: (i) an increase in merger-related costs and (ii) an increase in cash paid for interest.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate and repayments on loans receivable. Our net cash provided by investing activities increased $481 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily as a result of the following: (i) an increase in proceeds from sales of real estate, (ii) a reduction in cash used for development and redevelopment of real estate, (iii) proceeds received from the Callan Ridge JV transaction, and (iv) a reduction in cash used for acquisitions of real estate. The increase in cash provided by investing activities was partially offset by: (i) cash paid in connection with the Merger, (ii) a decrease in proceeds from principal repayments on loans receivable and marketable debt securities, (iii) an increase in fundings of loans for redevelopment and capital expenditure projects, and (iv) a decrease in proceeds received from insurance recoveries.

Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities increased $457 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily as a result of the following: (i) repurchases of common stock under our 2022 Share Repurchase Program, (ii) higher net repayments under the commercial paper program, (iii) an increase in dividends paid on common stock, and (iv) cash used to buy out four redeemable noncontrolling interests in April 2024. The increase in cash used in financing activities was partially offset by lower distributions to other noncontrolling interests in 2024.
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
In January 2024, we entered into forward-starting interest rate swap instruments that are designated as cash flow hedges that effectively established a fixed interest rate for the 2029 Term Loan at a blended effective interest rate of 4.66%. Additionally, on March 1, 2024, in connection with the consummation of the Merger, we acquired: (i) three interest rate swap instruments that are designated as cash flow hedges that effectively establish a fixed interest rate for the 2028 Term Loan at a blended effective interest rate of 4.44% and (ii) one interest rate swap instrument on $36 million of variable rate mortgage debt that is designated as a cash flow hedge.
See Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 99% and 94% of our consolidated debt was fixed rate debt as of September 30, 2024 and 2023, respectively. At September 30, 2024, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.05% and 7.41%, respectively. At September 30, 2023, our fixed rate debt and variable rate debt had weighted average effective interest rates of 3.70% and 5.65%, respectively. As of September 30, 2024, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $178 million of variable rate mortgage debt. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
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

Equity
At September 30, 2024, we had 699 million shares of common stock outstanding, equity totaled $9.2 billion, and our equity securities had a market value of $16.3 billion.
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
During the three and nine months ended September 30, 2024, we did not issue any shares of our common stock under any ATM program.
At September 30, 2024, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 12 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Healthpeak OP. Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain of our employees (“OP Unitholders”) have been issued noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). During the three months ended March 31, 2024, OP Unitholders were issued approximately 2 million OP Units. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of September 30, 2024, there were approximately 3 million OP Units outstanding and 65 thousand had met the criteria for redemption.
DownREITs. During the nine months ended September 30, 2024, in connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. As of September 30, 2024, approximately 6 million DownREIT units in the Partnership Surviving Entity were outstanding (6 million shares of Healthpeak common stock are issuable upon conversion). Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the Merger.
At September 30, 2024, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At September 30, 2024, the outstanding DownREIT units were convertible into approximately 14 million shares of our common stock.

Share Repurchase Programs
On August 1, 2022, our Board of Directors approved a share repurchase program, under which we could acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million (the “2022 Share Repurchase Program”). Purchases of common stock under the 2022 Share Repurchase Program could be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. During the three months ended September 30, 2024, we repurchased 1.0 million shares of our common stock under the 2022 Share Repurchase Program at a weighted average price of $19.42 per share for a total of $20 million. During the nine months ended September 30, 2024, we repurchased 10.5 million shares of our common stock under the 2022 Share Repurchase Program at a weighted average price of $17.98 per share for a total of $188 million.
On July 24, 2024, our Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. As of September 30, 2024, no shares have been repurchased under the 2024 Share Repurchase Program. Therefore, at September 30, 2024, $500 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) applicable to common shares	$85,675	$64,048	$237,985	$233,497
Real estate related depreciation and amortization	280,019	184,559	782,736	561,357
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	12,127	6,190	32,520	18,076
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,534)	(4,571)	(13,705)	(14,042)
Loss (gain) on sales of depreciable real estate, net	(62,325)	—	(187,624)	(86,463)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	—	—	11,546
Loss (gain) upon change of control, net(1)	430	—	(77,548)	(234)
Taxes associated with real estate dispositions(2)	(145)	—	11,512	—
Nareit FFO applicable to common shares	311,247	250,226	785,876	723,737
Distributions on dilutive convertible units and other	4,577	2,340	11,670	7,027
Diluted Nareit FFO applicable to common shares	$315,824	$252,566	$797,546	$730,764
Impact of adjustments to Nareit FFO:
Transaction and merger-related items(3)	$2,725	$49	$108,923	$2,993
Other impairments (recoveries) and other losses (gains), net(4)	441	(602)	11,741	557
Restructuring and severance-related charges	—	—	—	1,368
Casualty-related charges (recoveries), net(5)	1,792	(367)	588	(610)
Total adjustments	$4,958	$(920)	$121,252	$4,308

FFO as Adjusted applicable to common shares	$316,205	$249,306	$907,128	$728,045
Distributions on dilutive convertible units and other	4,571	2,341	11,537	7,022
Diluted FFO as Adjusted applicable to common shares	$320,776	$251,647	$918,665	$735,067

FFO as Adjusted applicable to common shares	$316,205	$249,306	$907,128	$728,045
Stock-based compensation amortization expense	3,755	3,434	11,935	10,966
Amortization of deferred financing costs and debt discounts (premiums)	7,408	3,054	19,247	8,828
Straight-line rents(6)	(10,346)	(7,279)	(32,891)	(12,710)
AFFO capital expenditures	(23,510)	(24,031)	(76,744)	(66,264)
Deferred income taxes	585	(430)	2,330	(933)
Amortization of above (below) market lease intangibles, net	(7,887)	(5,626)	(23,325)	(20,267)
Other AFFO adjustments	(1,277)	(1,123)	(4,947)	(1,852)
AFFO applicable to common shares	284,933	217,305	802,733	645,813
Distributions on dilutive convertible units and other	4,576	2,340	11,671	7,026
Diluted AFFO applicable to common shares	$289,509	$219,645	$814,404	$652,839
Refer to footnotes on the next page.

_______________________________________
(1)The nine months ended September 30, 2024 includes a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California. The gain upon change of control is included in other income (expense), net in the Consolidated Statements of Operations.
(2)The nine months ended September 30, 2024 includes non-cash income tax expense related to the sale of a 65% interest in two lab buildings in San Diego, California.
(3)The three and nine months ended September 30, 2024 includes costs related to the Merger, which are primarily comprised of advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust that were incurred during the period. These costs were partially offset by termination fee income of $4 million and $13 million for the three and nine months ended September 30, 2024, respectively, associated with Graphite Bio, Inc., which later merged with LENZ Therapeutics, Inc. in March 2024, for which the lease terms were modified to accelerate expiration of the lease to December 2024. The remaining $4 million of termination fee income will be recognized during the fourth quarter of 2024. Termination fee income is included in rental and related revenues on the Consolidated Statements of Operations, but is excluded from FFO as Adjusted.
(4)The three and nine months ended September 30, 2024 and 2023 includes reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(5)Casualty-related charges (recoveries), net are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(6)The nine months ended September 30, 2023 includes a $9 million write-off of straight-line rent receivable associated with Sorrento Therapeutics, Inc., which commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. This activity is reflected as a reduction of rental and related revenues in the Consolidated Statements of Operations.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the nine months ended September 30, 2024, we included a new critical accounting estimate as described below:
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
We make estimates as part of our process for allocating acquisition consideration to the various identifiable assets, liabilities, and noncontrolling interests based upon the relative fair value of each asset, liability, or noncontrolling interest. The most significant components of our allocations are typically buildings as-if-vacant, land, and lease intangibles. In the case of allocating fair value to buildings and intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. Our assumptions affect the amount of future revenue and/or depreciation and amortization expense that we will recognize over the remaining useful life for the acquired in-place leases.
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At September 30, 2024, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $59 million.
Interest Rate Risk. At September 30, 2024, our exposure to interest rate risk was primarily on our variable rate debt. At September 30, 2024, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $178 million of variable rate mortgage debt. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At September 30, 2024, both the fair value and carrying value of the interest rate swap assets and liabilities were $12 million and $16 million, respectively.
Our remaining variable rate debt at September 30, 2024 was comprised of certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2024, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $260 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $278 million. Additionally, at September 30, 2024, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by approximately $15 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at September 30, 2024, our annual interest expense would increase by approximately $1 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at September 30, 2024, our annual interest income would decrease by approximately $1 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended September 30, 2024.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2024	1,035,443	$19.42	1,035,443	$500,000,000
August 1-31, 2024	—	—	—	500,000,000
September 1-30, 2024	—	—	—	500,000,000
	1,035,443	$19.42	1,035,443	$500,000,000
_______________________________________
(1)In July 2024, we repurchased 1.0 million shares of our common stock under the 2022 Share Repurchase Program at a weighted average price of $19.42 per share for a total of $20 million, leaving $256 million remaining under the 2022 Share Repurchase Program. Refer to “Part I, Item 2, Liquidity and Capital Resources—Equity” for additional information on the 2022 Share Repurchase Program. On July 24, 2024, our Board of Directors approved the 2024 Share Repurchase Program to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. As of September 30, 2024, no shares have been repurchased under the 2024 Share Repurchase Program. Therefore, at September 30, 2024, $500 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2024, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

Date: October 25, 2024	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER A. SCOTT
Peter A. Scott
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)