Form 10-K
period 2024-12-31
HEALTHPEAK PROPERTIES, INC.
filed 2025-02-04
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11.8 billion.
As of January 31, 2025, there were 699,564,637 shares of the registrant’s $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024, have been incorporated by reference into Part III of this Report.

Healthpeak Properties, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2024

All references in this report to “Healthpeak,” the “Company,” “we,” “us,” or “our” mean Healthpeak Properties, Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Healthpeak Properties, Inc.” mean the parent company without its subsidiaries.
Cautionary Language Regarding Forward-Looking Statements
Statements in this Annual Report on Form 10-K that are not historical factual statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectation as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “target,” “forecast,” “plan,” “potential,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. Forward-looking statements reflect our current expectations and views about future events and are subject to risks and uncertainties that could cause actual results, including our future financial condition and results of operations, to differ materially from those expressed or implied by any forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and uncertainties that may affect our business and future financial performance, including those made below under “Risk Factors Summary” and in “Item 1A, Risk Factors” in this report.
Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Annual Report, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake, and hereby disclaim, any obligation to update any forward-looking statements, which speak only as of the date on which they are made.
Risk Factors Summary
Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described in “Item 1A, Risk Factors” in this report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. As more fully set forth under “Item 1A, Risk Factors” in this report, principal risks and uncertainties that may affect our business, financial condition, or results of operations include:
•macroeconomic trends that may increase construction, labor, and other operating costs;
•changes within the life science industry, and significant regulation, funding requirements, and uncertainty faced by our lab tenants;
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
•our property development, redevelopment, and tenant improvement risks, which can render a project less profitable or unprofitable and delay or prevent its undertaking or completion;
•the ability of the hospitals on whose campuses our outpatient medical buildings are located and their affiliated healthcare systems to remain competitive or financially viable;
•our ability to develop, maintain, or expand hospital and health system client relationships;
•operational risks associated with our senior housing properties managed by third parties, including our properties operated through structures permitted by the Housing and Economic Recovery Act of 2008, which includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”);

•economic conditions, natural disasters, weather, and other conditions that negatively affect geographic areas where we have concentrated investments;
•uninsured or underinsured losses, which could result in a significant loss of capital invested in a property, lower than expected future revenues, and unanticipated expenses;
•our use of joint ventures may limit our returns on and our flexibility with jointly owned investments;
•our use of rent escalators or contingent rent provisions in our leases;
•competition for suitable healthcare properties to grow our investment portfolio;
•our ability to exercise rights on collateral securing our real estate-related loans;
•any requirement that we recognize reserves, allowances, credit losses, or impairment charges;
•investment of substantial resources and time in transactions that are not consummated;
•our ability to successfully integrate or operate acquisitions and/or internalize property management;
•the potential impact of unfavorable resolution of litigation or disputes and resulting rising liability and insurance costs;
•environmental compliance costs and liabilities associated with our real estate investments;
•environmental, social, and governance (“corporate impact”) and sustainability commitments and requirements, as well as stakeholder expectations;
•epidemics, pandemics, or other infectious diseases, including the coronavirus disease (“Covid”), and health and safety measures intended to reduce their spread;
•human capital risks, including the loss or limited availability of our key personnel;
•our reliance on information technology and any material failure, inadequacy, interruption, or security failure of that technology;
•the use of, or inability to use, artificial intelligence by us, our tenants, our vendors, and our investors;
•volatility, disruption, or uncertainty in the financial markets;
•increased borrowing costs, which could impact our ability to refinance existing debt, sell properties, and conduct investment activities;
•cash available for distribution to stockholders and our ability to make dividend distributions at expected levels;
•the availability of external capital on acceptable terms or at all;
•an increase in our level of indebtedness;
•covenants in our debt instruments, which may limit our operational flexibility, and breaches of these covenants;
•volatility in the market price and trading volume of our common stock;
•adverse changes in our credit ratings;
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
•the requirements of, or changes to, governmental reimbursement programs such as Medicare or Medicaid, and legislation to address federal government operations and administrative decisions affecting the Centers for Medicare and Medicaid Services;
•our participation in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund and other Covid-related stimulus and relief programs;
•changes in federal, state, or local laws or regulations that may limit our opportunities to participate in the ownership of, or investment in, healthcare real estate;

•our ability to successfully integrate our operations with Physicians Realty Trust and realize the anticipated synergies of the Merger (as defined below) and benefits of property management internalization;
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
•tax protection agreements that may limit our ability to dispose of certain properties and may require us to maintain certain debt levels;
•ownership limits in our charter that restrict ownership in our stock, and provisions of Maryland law and our charter that could prevent a transaction that may otherwise be in the interest of our stockholders;
•conflicts of interest between the interests of our stockholders and the interests of holders of Healthpeak OP, LLC (“Healthpeak OP”) common units;
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

PART I
ITEM 1.    Business
General Overview

Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that owns, operates, and develops high-quality real estate focused on healthcare discovery and delivery in the United States (“U.S.”). Our company was originally founded in 1985. In 2023, we completed our corporate reorganization (the “Reorganization”) into an umbrella partnership REIT (“UPREIT”). We hold substantially all of our assets and conduct our operations through our operating subsidiary, Healthpeak OP, a consolidated subsidiary of which we are the managing member. We are a Maryland corporation and qualify as a self-administered REIT. We are headquartered in Denver, Colorado, with additional corporate offices in California, Tennessee, Wisconsin, and Massachusetts and property management offices in several locations throughout the U.S.
We have a diversified portfolio of high-quality healthcare properties across three core asset classes of outpatient medical, lab, and continuing care retirement community (“CCRC”) real estate. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Under the CCRC segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) an interest in an unconsolidated joint venture that owns 19 senior housing assets (our “SWF SH JV”) and (ii) loans receivable. These non-reportable segments have been presented on a combined basis herein.
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
At December 31, 2024, our portfolio of investments, including properties in certain of our unconsolidated joint ventures, consisted of interests in 697 properties: (i) Outpatient medical – 524 properties; (ii) Lab – 139 properties; (iii) CCRC – 15 properties; and (iv) Other non-reportable – 19 properties. The following table summarizes information for our reportable segments for the year ended December 31, 2024 (dollars in thousands):

Segment	Adjusted NOI by Reportable Segment(1)
Outpatient medical	$748,730
Lab	590,606
CCRC	136,104
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
For a description of our significant activities during 2024, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.

Business Strategy

Our strategy is to own, operate, and develop high-quality real estate focused on healthcare discovery and delivery. We manage our real estate portfolio for the long-term to maximize risk-adjusted returns and support the growth of our dividends. Our strategy consists of four core elements:
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

Segments

Outpatient Medical
Our outpatient medical segment includes outpatient medical buildings and hospitals. Outpatient medical buildings typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics, and day-surgery operating rooms. While these facilities have certain similarities to commercial office buildings, they require additional plumbing, electrical, and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and specialized equipment such as x-ray machines and MRIs. Outpatient medical buildings are often built to accommodate higher structural loads for such specialized equipment and may contain vaults or other unique construction. Our outpatient medical buildings are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 78% of our outpatient medical buildings located on or adjacent to hospital campuses and 96% affiliated with hospital systems as of December 31, 2024 (based on total square feet). Occasionally, we invest in outpatient medical buildings located on hospital campuses subject to ground leases. At December 31, 2024, approximately 76% of our outpatient medical buildings were triple-net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.
The following table provides information about our most significant outpatient medical tenant concentration for the year ended December 31, 2024:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
HCA Healthcare, Inc. (HCA)	15%	7%
CommonSpirit Health	6%	3%
During the year ended December 31, 2024, we had various other outpatient medical tenants that each represented 1% or less of total revenues.
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
Lab properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco (53%) and San Diego (17%), California, and Boston, Massachusetts (28%) (based on total square feet). At December 31, 2024, 88% of our lab properties were triple-net leased (based on leased square feet).
During the year ended December 31, 2024, we had various lab tenants that each represented 1% or less of total revenues.
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
Other non-reportable segment
At December 31, 2024, we had the following investments in our other non-reportable segments: (i) our unconsolidated joint venture with a sovereign wealth fund that owns 19 senior housing assets (which we refer to as our SWF SH JV) and (ii) loans receivable.
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
Fraud and Abuse Enforcement
There are various extremely complex U.S. federal and state laws and regulations governing healthcare providers’ referrals, relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid, or other U.S. federal or state healthcare programs; (ii) U.S. federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services; (iii) U.S. federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which, subject to certain exceptions, generally prohibit referrals of specifically designated health services by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Violations of U.S. healthcare fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, payment suspensions, and potential exclusion from Medicare, Medicaid, or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and in the U.S. can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions, in which individuals have tremendous financial gain in bringing a whistleblower claim as federal and state false claim acts provide that individuals receive between 15% and 30% of the money recouped. Additionally, violations of false claims acts can result in treble damages. Our tenants and operators that participate in government reimbursement programs are subject to these laws and may become the subject of governmental enforcement actions or whistleblower actions if they fail to comply with applicable laws. Additionally, the licensed operators of our U.S. long-term care facilities that participate in government reimbursement programs are required to have compliance and ethics programs that meet the requirements of federal laws and regulations relating to the Social Security Act. Where we have used a RIDEA structure, we are dependent on management companies to fulfill our compliance obligations, and we have developed a program to periodically monitor compliance with such obligations. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our operators could jeopardize that operator’s business, reputation, and ability to operate.

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
Further, as reliance on technology has increased, so have the risks posed to those systems. Parties that provide us with services essential to our operations must continuously monitor and develop their networks and information technology to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. Our tenants and management companies are continuously working, including with the aid of third-party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware, and other cyber risks to ensure that our partners that provide us with services essential to our operations are protected against cyber risks and security breaches and that we are also therefore so protected. However, these upgrades, processes, new technology, and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques and technologies used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
Effective January 16, 2024, Medicare and Medicaid nursing facilities are required to disclose new data about the facility’s ownership, management, and the owners of real property lessors upon initial enrollment and revalidation. In addition, the nursing facilities are required to timely report any changes, including in connection with any change of ownership. The Centers for Medicare and Medicaid Services (“CMS”) defines the new disclosable parties to include members of the facility’s governing body, persons, or entities who are an officer, director, member, partner, trustee, or managing employee of the facility, persons, or entities that exercise operational, financial, or managerial control, lease or sublease real property to the facility, own a direct or indirect interest of five percent or greater of the real property, or provide management or administrative services to the facility. Additionally, facilities are required to disclose whether any entity on the enrollment form is a private equity company or REIT. CMS makes the information publicly available. This new disclosure requirement involves reporting extensive information and may complicate our healthcare facility operators’ efforts to comply with Medicare and Medicaid requirements. Failure to comply with the new disclosure requirements could negatively affect our healthcare facility operators’ participation in Medicare and state Medicaid programs.

Healthcare Licensure and Certificate of Need
Certain healthcare facilities in our portfolio are subject to extensive national, federal, state, and local licensure, certification, and inspection laws and regulations. A healthcare facility’s failure to comply with these laws and regulations could result in a revocation, suspension, restriction, or non-renewal of the facility’s license and loss of a certificate of need, which could adversely affect the facility’s operations and ability to bill for items and services provided at the facility. In addition, various licenses and permits are required to handle controlled substances (including narcotics), operate pharmacies, handle radioactive materials, and operate equipment. Many states in the U.S. require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion, or closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact the ability of some of our tenants and operators to expand or change their businesses. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us.
In some states, healthcare facilities are subject to various state certificate of need (“CON”) laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. State CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities and the repeal of CON laws could allow competitors to freely operate in previously closed markets.
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
Sustainability and Corporate Impact

We believe that corporate impact initiatives are a vital part of corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the corporate impact dimensions. Our Board of Directors oversees corporate impact matters, with the Nominating and Corporate Governance Committee overseeing sustainability and corporate governance matters, the Audit Committee overseeing risk management, and the Compensation and Human Capital Committee overseeing human capital management. We use an integrated approach to corporate impact throughout our business to identify risks and opportunities, capture efficiencies and cost savings, and report on the issues most relevant to stakeholders.
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
Our recent corporate impact highlights include:
•Reported a reduction of 2.1% in Scope 1 and Scope 2 greenhouse gas emissions (“GHG”) in 2023 compared to 2022 on a like-for-like comparative basis (as defined below)
•Obtained 6 new LEED certifications, 19 new ENERGY STAR certifications, and 150 ENERGY STAR recertifications in 2024
•Named an ENERGY STAR Partner of the Year for Sustained Excellence in 2024, marking our fourth time receiving the Partner of the Year award and first time being recognized for Sustained Excellence
•Received a Green Star rating from the Global Real Estate Sustainability Benchmark (“GRESB”) for the thirteenth consecutive year, recognizing leading sustainability performance in our sector
•Named to Newsweek’s America’s Most Responsible Companies list for the sixth consecutive year
•Named a constituent in the FTSE4Good Index for the thirteenth consecutive year
•Named a constituent in the S&P Global Dow Jones Sustainability World Index for the fifth time and S&P Global North America Dow Jones Sustainability Index for the twelfth consecutive year
•Named to the S&P Global Sustainability Yearbook for the ninth consecutive year

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
For additional information regarding our corporate impact initiatives, methodologies, and approach to climate change, please visit our website at www.healthpeak.com/corporate-impact.
Human Capital Matters

Our employees represent our greatest asset, and as of December 31, 2024, we had 387 full-time employees. Our Board of Directors, through its Compensation and Human Capital Committee, retains oversight of human capital management, including corporate culture, diversity, inclusion, talent acquisition, retention, employee satisfaction, engagement, and succession planning. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:
•Workforce Diversity: We believe we are a stronger organization when our workforce represents a diversity of ideas and experiences. We value and embrace such diversity in our employee recruiting, hiring, and development practices. Our workforce was made up of 59% female employees and 35% racially or ethnically diverse employees as of December 31, 2024.
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
•Training and Development: We conduct at least annual employee training on our Code of Business Conduct and Ethics, as well as annual training on harassment prevention or unconscious bias. We also provide training and development to all employees, focusing on career development, professional development, and REIT essentials.
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
For additional information on human capital matters, please see our most recent proxy statement or corporate impact report, each of which is available on our website at www.healthpeak.com.
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
•risks relating to integration and property management internalization following our Merger with Physicians Realty Trust;
•risks related to tax, including REIT-related risks, and related to our jurisdiction of incorporation and our structure as an UPREIT.
Risks Related to Our Business and Operations

We may be negatively impacted by macroeconomic trends that may increase construction, labor, and other operating costs for us and our tenants, operators, and borrowers.
In recent periods, many of our costs, including labor costs, construction costs, utilities, and other operating and administrative costs, have been adversely affected by macroeconomic trends, including inflation, price volatility, declines in economic growth rates, and changes in unemployment. These macroeconomic trends have been exacerbated by higher interest rates, supply chain disruptions, geopolitical conflicts, federal government deficits, responses to the Covid pandemic, and other international and domestic events impacting the macroeconomic environment. If any of these adverse macroeconomic trends continue or recur in the future, our business and results of operations may be negatively impacted.
Interest rates rose substantially in 2022 and 2023. U.S. government policies implemented to address inflation, including actions by the Federal Reserve System’s Federal Open Market Committee (the “FOMC”) to increase short-term interest rates, resulted in increases in interest rates in the credit markets and other impacts on the macroeconomic environment. Interest rates may continue to remain elevated above historical levels for the foreseeable future or rise again. The FOMC may maintain a higher federal funds rate for a longer period of time, or may determine to raise the federal funds rate again, either of which would likely lead to higher short-term interest rates and the possibility of lower asset values, slowing economic growth and increasing the possibility of a recession. Historically higher interest rates have caused, and may in the future cause, unfavorable financing terms and increased interest costs for variable rate debt and new debt. Further, actions by the FOMC to decrease short-term interest rates could lead to inflationary pressures. We may not be able to offset additional costs caused by inflation, higher interest rates, or other macroeconomic trends by passing them through, or increasing the rates we charge, to tenants and residents. These increased costs may hinder our ability to execute on accretive acquisitions or otherwise adversely affect our business, results of operations, and financial condition. Increased interest rates could also negatively impact consumer spending and our tenants’, operators’, and borrowers’ businesses and future demand for our properties.
Furthermore, rising labor costs and personnel shortages may adversely impact us or our tenants, operators, and borrowers. Competitive pressures may require that we or our tenants, operators, or borrowers enhance pay and benefits packages to compete effectively for such personnel. To the extent we or our tenants, operators, or borrowers cannot hire a sufficient number of qualified personnel, we or they may need to utilize high-cost alternatives to meet labor needs, including contract and overtime labor, or our business may operate below capacity, which may affect our ability to effectively manage risk and pursue potential revenue and growth opportunities.
Additionally, changing technologies, political and regulatory conditions, and cultural trends could negatively impact future demand for our properties, which could have a material adverse effect on our business, results of operations, and financial condition.

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
•new and emerging laws aimed at the life science/biotechnology industry, increasing regulatory requirements and compliance costs, as well as healthcare reforms and reimbursement policies of government or private healthcare payors, including price controls for prescription drug prices;
•intellectual property and technology risks under patent, copyright, and trade secret laws; and
•economic conditions potentially restricting growth opportunities.
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
In addition, our outpatient medical and senior housing tenants, operators, and borrowers compete with certain companies that have superior resources and attributes and/or provide similar healthcare services or alternatives such as home health agencies, telemedicine, life care at home, community-based service programs, retirement communities, and convalescent centers. There have been, and there are expected to continue to be, advances and changes in technology, payment models, healthcare delivery models, regulation, and consumer behavior, preferences, and perception that could reduce demand for on-site activities provided at our properties. If our tenants, operators, or borrowers are unable to adapt to long-term changes in demand, their financial condition could be materially impacted and our business, financial condition, and results of operations could be adversely affected.

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
We may be negatively impacted by the insolvency or bankruptcy of, or the inability to obtain funding by, one or more of our major tenants, operators, or borrowers.
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
We concentrate our investments in the healthcare property sector. A downturn or slowdown in this sector would have a greater adverse impact on our business than if we had investments across multiple sectors, and could negatively impact the ability of our tenants, operators, and borrowers to meet their obligations to us, as well as their ability to maintain historical rental and occupancy rates, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, such downturns could have a material adverse effect on the value of our properties and our ability to sell properties at prices or on terms acceptable or favorable to us.
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
Healthcare properties can be highly customized, and the improvements generally required to conform a property to healthcare use are costly, sometimes tenant-specific, and may be subject to regulatory requirements. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular business. In addition, infrastructure improvements for outpatient medical and lab properties typically are significantly more expensive than improvements to other property types due to the highly specialized nature of the properties, and with respect to lab properties, the greater lease square footage often required by lab tenants. Therefore, we may incur substantial expenditures to modify a lab property and experience delays before we are able to secure a new or replacement tenant or operator or to accommodate multiple tenants or operators, which may have a material adverse effect on our business, results of operations, and financial condition.
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
•legal and regulatory hurdles, including moratoriums on development and redevelopment activities, net zero or carbon neutrality requirements, or other building and energy performance requirements;
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
•higher interest rates;
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
The viability of hospitals depends on factors such as: (i) the quality and mix of healthcare services provided, (ii) competition for patients and physicians, (iii) demographic trends in the surrounding community, (iv) market position, (v) growth potential, and (vi) changes to the reimbursement system, as well as the ability of the affiliated healthcare systems to provide economies of scale and access to capital. In addition, hospitals could be negatively affected by widespread cancellations of elective procedures due to health and safety measures or otherwise. If a hospital whose campus is located near one of our outpatient medical buildings is unable to meet its financial obligations, and if an affiliated healthcare system is unable to support that hospital or goes bankrupt, the hospital may be unable to successfully compete or could be forced to close, relocate, or be sold to another provider, which could adversely impact its ability to attract physicians and other healthcare-related users. In addition, hospitals can also be adversely affected by increasing legal and regulatory scrutiny and hurdles, including requirements for hospitals to be able to engage in certain transactions or change owners or operators, which could impact the financial viability of the hospitals. Because we rely on our proximity to, and affiliations with, these hospitals to create tenant demand for space in our outpatient medical buildings, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could adversely affect our outpatient medical building operations and have a material adverse effect on us.
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

Operators of our CCRCs and the SWF SH JV properties primarily depend on private sources for their revenues and the ability of their patients and residents to pay fees. Costs associated with independent and assisted living services are not generally reimbursable under governmental reimbursement programs such as Medicare and Medicaid. Accordingly, our operators of these properties depend on attracting seniors with appropriate levels of income and assets, which may be affected by many factors, including: (i) prevailing economic and market trends, including general inflationary pressures; (ii) consumer confidence; (iii) demographics; (iv) property condition and safety; (v) public perception about such properties; (vi) social and environmental factors; and (vii) changes in consumer preferences (such as favoring home health services instead of residing in a senior housing community).
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
We are subject to increased exposure to adverse conditions affecting the geographies in which our properties are located, including: (i) downturns in local economies or increases in unemployment rates; (ii) changes in local real estate conditions, including increases in real estate taxes and property insurance premiums; (iii) increased competition; (iv) decreased demand; (v) changes in political administrations, or federal, state, and local legislation, including changes affecting business or property taxes; (vi) local climate events and natural disasters and other catastrophic events, such as pandemics, earthquakes, hurricanes, windstorms, flooding, wildfires, and mudslides and other physical climate risks, including water stress and heat stress; and (vii) failures of regional banks. These risks could significantly disrupt our businesses in the region, harm our ability to compete effectively, result in increased costs or construction delays, and divert management attention, any or all of which could have a material adverse effect on our business, results of operations, and financial condition.
In addition, significant climate changes in areas where we own property could result in extreme weather and changes in precipitation, temperature, and other weather patterns, all of which could result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions or delays in construction. Moreover, an increase in volatility and difficulty predicting adverse weather events, such as freeze events in warmer climates in recent years, as well as increased hurricane intensity, may result in additional losses. Intensifying natural disasters resulting from climate change and extreme weather events, coupled with macroeconomic factors, have directly affected the availability of insurance, premiums, deductibles, and capacity that insurers are willing to underwrite. As a result, we may determine to self-insure more of our exposures, absorb more below deductible losses, and look for alternative means of risk transfer in order to avoid spiraling insurance costs. These events also have indirect effects on our business by increasing the costs of energy, maintenance, and snow removal at our properties. If changes in the climate have material effects, such as property destruction, or occur for extended periods, this could have a material adverse effect on business, results of operations, and financial condition.
Uninsured or underinsured losses could result in a significant loss of capital invested in a property, lower than expected future revenues, and unanticipated expenses.
A large number of our properties are located in areas exposed to earthquakes, hurricanes, windstorms, flooding, water stress, heat stress, and other common natural disasters and physical climate risks. In particular, (i) a significant portion of our lab development projects and approximately 67% of our lab portfolio (based on gross asset value as of December 31, 2024) was concentrated in California, which is known to be subject to earthquakes, wildfires, and other natural disasters, and (ii) approximately 68% of our CCRC portfolio (based on gross asset value as of December 31, 2024) was concentrated in Florida, which is known to be subject to hurricanes. While we maintain insurance coverage for earthquakes, fires, hurricanes, windstorms, floods, and other natural disasters and physical climate risks, we may be unable to purchase the limits and terms we desire on a commercially reasonable basis due to increased insurance costs or the unavailability of insurance for certain exposures in other regions. We maintain additional earthquake insurance for our properties that are located in the vicinity of active earthquake zones in amounts and with deductibles we believe are commercially reasonable. Because of our significant concentration in the seismically active regions of South San Francisco, California, and San Diego, California, an earthquake in these areas could damage a significant portion of our lab portfolio. Similarly, a hurricane in Florida could damage a significant portion of our CCRC portfolio. As a result, aggregate deductible amounts may be material, and our insurance coverage may be materially insufficient to cover our losses. Furthermore, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or there is no viable insurance market.

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
We may be unable to successfully exercise rights on the collateral securing our real estate-related loans and, even if we are successful in exercising those rights, we may be unable to successfully operate, occupy, or reposition the underlying real estate.
If a borrower defaults under one of our real estate related loans, we may look to exercise our rights under the loan, including acquiring title to the collateral via deed in lieu of foreclosure, foreclosure, statutory or judicial foreclosure, or commencing collection litigation. In some cases, because our collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in other operating properties, we may not have full recourse with respect to assets of that entity, or that entity may have incurred unexpected liabilities, either of which would preclude us from fully recovering our investment. Borrowers and guarantors may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies, and/or bring claims for lender liability in response to actions to enforce borrower obligations. Because many of the properties securing our mortgage loans are licensed senior housing health care facilities, we would also need to navigate and comply with various healthcare regulatory matters in a variety of states in connection with any foreclosure effort. Enforcement or collections-related costs, high loan-to-value ratios, healthcare regulatory issues or consents, or declines in the value of the property, may prevent us from realizing an amount equal to our loan balance upon enforcement or conclusion of litigation, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully exercise our rights on the collateral securing our real estate-related loans, we may acquire properties for which we may be unable to expeditiously secure tenants or operators, if at all, or that are burdened with healthcare regulatory compliance issues that need to be addressed, or we may acquire equity interests that we are unable to immediately resell or otherwise liquidate due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment. We may also determine that substantial improvements or repairs to the property are necessary in order to maximize the property’s investment potential. Alternatively, we may determine to sell a distressed loan for less than full value, in which event we may incur a loss on the investment.

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
We may not be able to successfully integrate or operate acquisitions and/or internalize property management, or may incur unanticipated liabilities.
Successful integration of acquired companies and/or internalization of the property management function, as applicable, depends primarily on our ability to consolidate operations, systems, procedures, properties, and personnel, and to eliminate redundancies and reduce costs. We may encounter difficulties in these integrations and property management internalizations. Potential difficulties associated with acquisitions and property management internalizations include: (i) our ability to effectively monitor and manage our expanded portfolio of properties; (ii) the loss of key employees; (iii) the disruption of our ongoing business or that of the acquired entity; (iv) possible inconsistencies in standards, controls, procedures, and policies; and (v) the assumption of unexpected liabilities and claims, including:
•liabilities relating to the cleanup or remediation of undisclosed environmental conditions;
•unasserted claims of vendors, residents, patients, or other persons dealing with the seller;
•liabilities, claims, and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to the acquisition;
•claims for indemnification by general partners, directors, officers, and others indemnified by the seller;
•claims for return of government reimbursement payments; and
•liabilities for taxes relating to periods prior to the acquisition.
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
If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired companies or property management internalization, we may not achieve the anticipated economic benefits from our acquisitions or property management internalization, and this may have a material adverse effect on our business, results of operations, and financial condition. For additional information on risks related to integration following the Merger, see “—Risks Relating to Integration following our Merger with Physicians Realty Trust” below.

We may be affected by unfavorable resolution of litigation or disputes and rising liability and insurance costs as a result thereof or other market factors.
Our tenants, operators, property managers, employees, and borrowers are from time to time parties to litigation, including, for example, disputes regarding the quality of care at healthcare properties or the operations of the properties. The effect of litigation may materially increase the costs incurred by our tenants, operators, property managers, and borrowers, including costs to monitor and report quality of care compliance. In addition, the cost of professional liability, medical malpractice, property, business interruption, general liability, and insurance policies can be significant and may increase or not be available at a reasonable cost or at all. Cost increases could cause our tenants and borrowers to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, or cause our borrowers to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. Cost increases could also lead our operators and property managers to increase the fees they charge, which could have a material adverse effect on our business, results of operations, and financial condition.
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
We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants, operators, or property managers for which such tenants, operators, or property managers may have agreed to indemnify us. Unfavorable resolution of any such litigation, including an outsized jury verdict, or negative publicity as a result of such litigation could have a material adverse effect on our business, results of operations, and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations, and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us.
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
Federal, state and local laws, ordinances, and regulations may require us, as a current or previous owner of real estate, to investigate, monitor, and/or clean up certain hazardous or toxic substances released at a property. We may be held liable to a governmental entity or to third parties for injury or property damage and for investigation and cleanup costs incurred in connection with the contamination. The costs of cleanup and remediation could be substantial. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination, and/or impose fines and penalties on the property owner with respect to such contamination.

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
Corporate impact and sustainability commitments and requirements, as well as stakeholder expectations, may impose additional costs and expose us to new risks.
Investors, tenants, business partners and other stakeholders, as well as regulators and other groups, are increasingly focusing on our corporate impact and sustainability commitments and performance. Some investors may use corporate impact factors to guide their investment strategies and, in some cases, may choose not to invest in us if our corporate impact commitment and performance do not satisfy their criteria. Similarly, some business partners or tenants may use corporate impact factors to guide their business decisions and choose not to do business with us if they believe our corporate impact or sustainability policies are inadequate. Third-party providers of corporate impact ratings have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate impact and sustainability practices are assessed are evolving, which could result in greater expectations for us to undertake costly initiatives to satisfy such new criteria. At the same time, diverging views on corporate impact may emerge from regulators and stakeholders, potentially resulting in increased scrutiny of our corporate impact practices and political or reputational risk.
We have established corporate goals to reduce greenhouse gas emissions, energy, water and waste in our operations, and various regions in which we own properties are establishing building performance standards. Our reputation may be adversely affected if we do not meet our announced goals or these external standards. In addition, metrics and quantitative data we disclose related to our corporate impact and sustainability commitments are based on and verified in accordance with standards that are different from U.S. generally accepted accounting principles. Such data and metrics may be subject to measurement uncertainties resulting from limitations inherent in the nature and the methods used for determining such data. The selection of different but acceptable measurement techniques can result in materially different measurements. If we fail to satisfy the expectations of investors, tenants, business partners or other stakeholders, or our announced goals and other initiatives are not executed as planned or there are changes in the measurement techniques (including any changes in estimates or assumptions underlying the measurements) or in the standards referenced for the measurement of data, our reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with corporate impact policies or third-party expectations or demands.
In addition, changes in federal, state, and local legislation and regulation relating to climate change, net zero or carbon neutrality requirements, and building and energy performance standards could require (i) increased capital expenditures to improve the energy efficiency or resiliency of our existing properties and increase the costs of new developments and (ii) increased compliance costs for us and our tenants, in each case without a corresponding increase in revenue. In addition, our reputation may be adversely affected if we do not meet stakeholder expectations to mitigate climate risk in a transition to a low-carbon economy.
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
We face elevated labor costs and increased competition for talent. Insufficient employee development, inadequate succession planning or an inability to successfully maintain a hybrid work model could negatively impact our business and operations. We also depend on the efforts of our executive officers for the success of our business. Although they are covered by our Executive Severance Plan and Executive Change in Control Severance Plan, which provide many of the benefits typically found in executive employment agreements, none of our executive officers have employment agreements with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel, could, at least temporarily, disrupt, or impair our operations.
We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.
We rely on information technology networks, enterprise applications, and other information systems to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, to maintain personal identifying information and tenant and lease data, and to operate building management systems. We utilize software and cloud-based technology from third-party service providers, on whom our information systems depend. We rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission, and storage of confidential employee, tenant and customer data, including individually identifiable information relating to financial accounts, as well as building access, security, and operations. Although we have taken steps to protect the security of our information systems, with multiple layers of controls around the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access of systems or disclosure of personally identifiable information such as in the event of cyber-attacks or other cybersecurity incidents. Our third-party service providers may also experience unexpected power losses, computer system failures, or data network disruptions, negatively impacting the systems or solutions we depend on. If our third-party providers face a security incident or other interruptions, or if there is a flaw or failed software update in the third-party software used in our systems, our information systems may become disabled or inaccessible. This could limit access to our data and business information, potentially causing significant disruptions to our operations.
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
The use of, or inability to use, artificial intelligence by us, our tenants, our vendors, and our investors presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our tenants and vendors or may adversely impact the requirements and demand for properties.
We may use generative artificial intelligence and/or machine learning (collectively, “AI”) tools in our operations. If our peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged. However, while AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect our business, financial condition, and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights.
Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against us. We utilize software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. Such cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.
The integration of AI tools in the healthcare industry may present significant opportunities and risks, including for our tenants. For example, in the life science industry, AI predictive models have the potential to be utilized broadly across various stages of drug development. Physicians in our outpatient medical portfolio may use AI tools to run comprehensive diagnostic tests. However, the adoption of AI tools also introduces a complex risk landscape for our tenants, similar to those risks described above. Moreover, the adoption of AI tools by our tenants may lead to infrastructure requirements that our buildings currently do not accommodate, such as increased power needs for high-performance computing. Infrastructure upgrades may require significant capital expenditures and could potentially impact the environmental footprint of our building operations.
Our vendors may use AI tools in their products or services without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our or our vendors’ ability to uphold an appropriate level of service and data privacy. If we, our vendors, or other third parties with which we conduct business experience an actual or perceived breach of privacy or security incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information, and incur harm to our reputation and the public perception of the effectiveness of our security measures.
In addition, investors, analysts, and other market participants may use AI tools to process, summarize or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations.

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
We currently have and may incur additional debt obligations that have variable interest rates and related payments that vary with the movement of certain indices. During inflationary periods, interest rates have historically increased. For example, actions taken by the FOMC in response to recent inflationary conditions led to rising interest rates, which may continue to remain at elevated levels for the foreseeable future. Elevated interest rates result in increased interest costs for our variable rate debt and our new debt, which adversely affects our cost of capital and makes the financing of any acquisition and development activity more costly. In addition, elevated interest rates have lowered, and could continue to lower, the amount third parties are willing to pay for our properties, thereby negatively impacting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
Higher borrowing costs could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness.
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
Additionally, higher borrowing costs and attendant negative impacts on our business can reduce the amount investors are willing to pay for our common stock. Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as borrowing costs increase.
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
We periodically rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. The availability of external capital sources is affected by several factors, some of which we have little or no control over, including:
•general availability of capital, including our ability to raise capital on acceptable terms, higher interest rates, and increased borrowing costs;
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
Our outstanding indebtedness as of December 31, 2024 was approximately $8.7 billion. We may incur additional indebtedness, which may be substantial. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a growing portion of our cash flow to interest and principal payments. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with comparatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures, or sell properties as needed. In addition, any changes to benchmark rates, or uncertainty as to the nature of such potential changes, may increase the cost of our variable rate debt or cost of funds, adversely affect the trading market for our securities, have an unpredictable impact on the financial markets or otherwise affect our financial condition and results of operations.
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
Our tenants, operators, and borrowers across our segments are subject to or impacted by extensive, frequently changing federal, state, and local laws and regulations. See “Item 1, Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need” for a discussion of certain of these laws and regulations. Unannounced surveys, inspections, or audits occur frequently, including following a regulator’s receipt of a complaint about a facility, and these surveys, inspections, and audits can result in deficiencies and further adverse action. Our tenants’, operators’, or borrowers’ failure to comply with any of the laws, regulations, or requirements applicable to them could result in: (i) loss of accreditation; (ii) denial of reimbursement; (iii) imposition of fines and civil monetary penalties; (iv) suspension or decertification from government healthcare programs; (v) civil liability; and (vi) in certain instances, suspension, or denial of admissions, criminal penalties, loss of license, or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on properties that we own and lease to a third party tenant in our outpatient medical and lab segments, that we own and operate through a RIDEA structure in our CCRC segment or our SWF SH JV, or on which we hold a mortgage, and therefore may materially adversely impact us.
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
Transfers of senior housing properties, including in connection with the foreclosure of a real-estate secured loan, to successor owners or operators are typically subject to regulatory approvals or ratifications, including change of ownership approvals for licensure and Medicare / Medicaid (if applicable) that are not required for transfers of other types of commercial operations and other types of real estate. Federal and state authorities have become increasingly focused on the review and potential regulation of healthcare transactions for impacts on costs, access to care, and quality, which could involve lengthy review and approval periods, enhanced disclosure obligations, impact analysis, public notices, and hearings. Such regulation could adversely impact the time and cost of completing transactions and, in certain circumstances, affect the feasibility of pursuing or completing such transactions. The sale of, or replacement of any operator at, our senior housing facilities, or the foreclosure of a loan secured by senior housing real estate, could be delayed by the regulatory approval process of any federal, state, or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property, during which time the property may experience performance declines. We may also elect to use an interim licensing structure to facilitate such transfers, which structure expedites the transfer by allowing a third party to operate under our license until the required regulatory approvals are obtained, but could subject us to fines or penalties if the third party fails to comply with applicable laws and regulations and fails to indemnify us for such fines or penalties pursuant to the terms of its agreement with us.
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
Certain of our tenants, operators, and borrowers, as well as our owned assets in the CCRC segment and SWF SH JV, are affected, directly or indirectly, by a complex set of federal, state, and local laws and regulations pertaining to governmental reimbursement programs. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1, Business—Government Regulation, Licensing and Enforcement.” For example, to the extent that our tenants, operators, or borrowers, or assets owned in our CCRC segment or through the SFW SH JV, receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:
•statutory and regulatory changes, including changes that impact state reimbursement programs, particularly Medicaid reimbursement and managed care payments;
•minimum staffing levels and other staffing and quality requirements;
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
•pre- and post-payment reviews and audits by governmental authorities, which could result in recoupments, denials or delay of payments;
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
We could be negatively impacted by legislation to address federal government operations and administrative decisions affecting the Centers for Medicare and Medicaid Services or other legislative or regulatory changes affecting REITs or the industries in which we operate.
Congressional consideration of legislation pertaining to the federal debt ceiling, the Affordable Care Act, tax reform, and entitlement programs, including reimbursement rates for physicians, could have a material adverse effect on our tenants’, operators’, and borrowers’ liquidity, financial condition, or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid would result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers. Amendments to the Affordable Care Act in whole or in part and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid, or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Any shutdown of the federal government that delays or disrupts payments or any other material adverse effect on payments to our tenants, operators, or borrowers could adversely affect their ability to satisfy their obligations to us and could have a material adverse effect on us. In addition, changes in federal, state, or local laws affecting the healthcare or life sciences industries, particularly that apply to REITs, or changes in the scope, interpretation, or enforcement of the related regulatory frameworks could adversely affect us or our tenants, operators, or borrowers.
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

PRF funds are intended to reimburse eligible providers for unreimbursed health care-related expenses and lost revenues attributable to Covid and must be used only to prevent, prepare for, or respond to Covid. PRF funds received under certain targeted distributions are further limited to specific uses. Additionally, the PRF program imposes certain distribution-specific eligibility criteria and requires recipients to comply with various terms and conditions. PRF program terms and conditions include limitations and requirements governing use of PRF funds, implementation of controls, retention of records, audit and reporting to governmental authorities, and other PRF program requirements, the interpretation of which may change over time. Failure to comply with program requirements may result in payment recovery or other enforcement actions. We also may be subject to or incur costs related to PRF compliance activities, as well as government oversight and enforcement, including post-payment recovery and recoupment and government investigations, audits, enforcement activity, and penalties. Our current and former operators may similarly be impacted. Differences in operators’ PRF policies and protocols may adversely impact availability of data and financial audits.
Changes in federal, state, or local laws or regulations may limit our opportunities to participate in the ownership of, or investment in, healthcare real estate.
Changes in federal, state, or local laws or regulations, including changes limiting REIT investment in the healthcare sector, reducing healthcare-related tax benefits for REITs, or requiring additional approvals for healthcare entities to transact with REITs, could have a material adverse effect on our ability to participate in the ownership of or invest in healthcare providers and healthcare real estate. Legislation potentially impacting REIT ownership and investment in the healthcare sector has recently been introduced or is under discussion at the federal and state level. Such legislation or similar laws or regulations, if enacted, could have a material adverse impact on our business.
Risks Relating to Integration and Property Management Internalization Following the Merger

We may be unable to fully integrate the operations of the Company and Physicians Realty Trust successfully and realize the anticipated synergies of the Merger and benefits of property management internalization or do so within the anticipated time frame.
We have benefited from, and expect to continue to benefit from, the synergies from our Merger with Physicians Realty Trust as a result of (i) the elimination of duplicative costs associated with supporting an additional public company platform, (ii) internalization of the property management function, and (iii) leveraging state-of-the-art technology and systems. However, we continue to devote significant management attention and resources to integrating the operations of the Company and Physicians Realty Trust and internalizing the property management function. Potential difficulties we may encounter in the ongoing integration process include the following:
•the inability to successfully combine the operations of the Company and Physicians Realty Trust, including the integration of employees, customer records and maintaining cybersecurity protections, in a manner that permits us to achieve the cost savings anticipated from the Merger, which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
•the inability to dispose of assets or operations that we desire to dispose of;
•the complexities associated with managing the combined businesses out of different locations and integrating personnel from the two companies;
•the failure to retain key employees of either of the two companies;
•potential disruptions and performance shortfalls due to the failure to successfully internalize the property management function;
•potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the Merger; and
•performance shortfalls as a result of the diversion of management’s attention caused by integrating the companies’ operations.
For all these reasons, it is possible that the integration and property management internalization process could result in the distraction of management, the disruption of our ongoing business, or inconsistencies in our operations, services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with tenants, property managers, and employees or to achieve the anticipated synergies and other benefits of the Merger, or could otherwise adversely affect our business and financial results.

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
Certain of our subsidiaries have elected or will elect with us to be treated as TRSs. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT that the parent REIT could not provide directly. TRSs are taxed as regular C corporations, and are thus generally required to pay regular corporate income tax, and potentially the alternative minimum tax, on their earnings. Any taxes paid by our TRSs will reduce the amounts that our TRSs could otherwise distribute to us. Furthermore, new legislation, regulations, administrative interpretations, or court decisions could change the tax laws or interpretations of the tax laws regarding our ability to continue to use one or more TRSs or other structures or arrangements in such a manner that could be materially adverse to us.
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
We acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for units in our DownREITs or Healthpeak OP. In connection with these transactions, our DownREITs have entered and, with Healthpeak OP, may in the future enter into tax protection agreements that enable contributing partners to defer the recognition of taxable gain resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements even though it may otherwise be in our stockholders’ best interests to do so. In addition, under these agreements, we may be required to maintain a minimum level of indebtedness throughout the term of the agreements regardless of whether such debt levels are otherwise required to operate our business. Physicians Realty Trust and the Physicians Partnership had also entered into similar tax protection arrangements with certain third parties and, as a result of the Merger, we inherited the obligations under such arrangements.
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
•a cybersecurity incident response plan, business continuity plan, and established policies governing cybersecurity risk management at the corporate and property levels;
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

Our enterprise risk team consists of cross-functional professionals who collaborate with subject matter specialists, as necessary, including an independent third-party expert we have retained to functionally serve as a virtual chief information security officer (“CISO”), to identify and assess material risks from cybersecurity threats, their severity, and potential mitigation steps. The CISO is primarily responsible for leading our cybersecurity risk assessment and management processes. This expert has experience having served as the chief information security officer for an international commercial real estate services company and currently serves as chief information security officer of a cybersecurity firm focused on commercial real estate. He is supported by an internal cross-functional management team of IT and internal audit personnel who regularly review and assess cybersecurity initiatives, including our incident response plan, as well as cybersecurity compliance, training and risk management efforts.
ITEM 2.    Properties
Our strategy is to own, operate, and develop high-quality real estate focused on healthcare discovery and delivery. In evaluating potential investments, we consider a multitude of factors, including:
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

Properties

The following table summarizes our consolidated property investments as of and for the year ended December 31, 2024 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity(1)	Gross Asset Value(2)	Real Estate Revenues(3)	Operating Expenses
Outpatient medical:		(Sq. Ft.)
Texas	103	9,333	$2,103,743	$295,840	$(99,990)
Florida	39	2,206	584,475	72,769	(25,323)
Pennsylvania	15	1,613	456,194	42,747	(17,205)
Tennessee	25	2,348	441,428	71,504	(23,695)
Colorado	23	1,443	425,430	54,562	(32,255)
Georgia	14	1,418	398,723	43,848	(14,281)
Other (36 States)	288	17,682	4,646,540	624,474	(193,244)
Total outpatient medical	507	36,043	$9,056,533	$1,205,744	$(405,993)
Lab:		(Sq. Ft.)
California	106	7,862	$5,919,953	$632,860	$(162,212)
Massachusetts	19	2,613	2,838,593	241,376	(73,290)
Other (1 State)	4	240	54,239	7,216	(4,118)
Total lab	129	10,715	$8,812,785	$881,452	$(239,620)
CCRC:		(Units)
Florida	9	4,774	$1,395,819	$367,604	$(282,500)
Other (5 States)	6	2,286	649,297	200,871	(146,748)
Total CCRC	15	7,060	$2,045,116	$568,475	$(429,248)

Total properties	651		$19,914,434	$2,655,671	$(1,074,861)
_______________________________________
(1)Excludes capacity associated with developments.
(2)Represents gross real estate which includes the carrying amount of real estate after adding back accumulated depreciation and amortization. Excludes gross real estate of $11 million related to one outpatient medical building classified as held for sale.
(3)Represents the combined amount of rental and related revenues and resident fees and services.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated properties for the years ended December 31 (average occupied square feet in thousands):

	2024	2023	2022
Outpatient medical:
Average occupancy percentage(1)	92%	90%	90%
Average annual rent per square foot(2)	$36	$35	$33
Average occupied square feet	32,431	21,337	21,472
Lab:
Average occupancy percentage(1)	96%	98%	98%
Average annual rent per square foot(2)	$87	$82	$71
Average occupied square feet	9,404	10,334	10,610
CCRC:
Average occupancy percentage(1)	85%	84%	82%
Average annual rent per occupied unit(3)	$94,103	$88,524	$84,664
Average occupied units	6,041	5,960	5,926
_______________________________________
(1)Average occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(2)Presented as a ratio of revenues comprised of rental and related revenues divided by average occupied square feet and annualized for acquisitions for the year in which they occurred. Average annual rent excludes termination fees and non-cash revenue adjustments (i.e., straight-line rents and amortization of market lease intangibles).
(3)Presented as a ratio of revenues comprised of resident fees and services and government grant income divided by average occupied units of the facilities. Average annual rent excludes termination fees and non-cash revenue adjustments (i.e., the impact of deferred community fee income).
Tenant Lease Expirations

The following table shows tenant lease expirations for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, and excludes properties in our CCRC segment and assets held for sale as of December 31, 2024 (dollars and square feet in thousands):

	Expiration Year
Segment	Total	2025(1)	2026	2027	2028	2029	2030	2031	2032	2033	2034	Thereafter
Outpatient medical:
Square feet	33,278	3,788	4,090	3,066	3,930	3,177	2,237	2,590	2,710	1,668	1,494	4,528
Base rent(2)	$873,741	$104,756	$116,522	$85,332	$96,518	$92,462	$60,431	$65,266	$63,952	$47,918	$38,004	$102,580
% of segment base rent	100	12	13	10	11	11	7	7	7	6	4	12
Lab:
Square feet	9,167	675	401	1,030	694	844	1,143	1,050	969	594	693	1,074
Base rent(2)	$572,298	$35,987	$28,059	$55,900	$37,850	$53,436	$79,287	$70,497	$63,067	$47,263	$52,233	$48,719
% of segment base rent	100	6	5	10	7	9	14	12	11	8	9	9
Total:
Base rent(2)	$1,446,039	$140,743	$144,581	$141,232	$134,368	$145,898	$139,718	$135,763	$127,019	$95,181	$90,237	$151,299
% of total base rent	100	10	10	10	9	10	10	9	9	7	6	10
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
ITEM 4.    Mine Safety Disclosures
None.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “DOC.”
As of January 29, 2025, we had 6,645 stockholders of record, and there were 447,008 beneficial holders of our common stock.
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

	Year Ended December 31,
	2024	2023	2022
Ordinary dividends(1)	$0.720440	$0.909692	$0.872948
Capital gains(2)(3)	0.295060	0.116992	0.183208
Nondividend distributions	0.184500	0.173316	0.143844
	$1.200000	$1.200000	$1.200000
______________________________________
(1)For the year ended December 31, 2024, all $0.720440 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2023, the amount includes $0.882312 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.027380 of qualified dividend income for purposes of Code Section 1(h)(11). For the year ended December 31, 2022, all $0.872948 of ordinary dividends qualified as business income for purposes of Code Section 199A.
(2)For the years ended December 31, 2024, 2023, and 2022, the amount includes $0.215960, $0.036256, and $0.017760, respectively, of unrecaptured Code Section 1250 gain. Pursuant to Treasury Regulation Section 1.1061-6(c), we are disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” For the years ended December 31, 2024 and 2023, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains. For the year ended December 31, 2022, the “One Year Amounts” and “Three Year Amounts” are each 89.6708% of the total capital gain distributions and the remaining capital gain distributions are attributable to Code Section 1231 gains, which are not subject to Code Section 1061.
(3)For the years ended December 31, 2024, 2023, and 2022, 100%, 100%, and 10.3292%, respectively, of the capital gain distributions represent gains from dispositions of U.S. real property interests pursuant to Code Section 897 for foreign shareholders.
On February 3, 2025, our Board of Directors declared a quarterly common stock cash dividend of $0.305 per share, reflecting an increase from $0.30 to $0.305 per share. The common stock cash dividend will be paid on February 26, 2025 to stockholders of record as of the close of business on February 14, 2025.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of our common stock made by or on our behalf during the three months ended December 31, 2024.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1-31, 2024	—	$—	—	$500,000,000
November 1-30, 2024	—	—	—	500,000,000
December 1-31, 2024	—	—	—	500,000,000
	—	$—	—	$500,000,000
_______________________________________
(1)On July 24, 2024, our Board of Directors approved the 2024 Share Repurchase Program under which we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. As of December 31, 2024, no shares have been repurchased under the 2024 Share Repurchase Program. Therefore, at December 31, 2024, $500 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.

Performance Graph

The graph and table below compare the cumulative total return of Healthpeak, the S&P 500 Index, and the Equity REIT Index of Nareit, from January 1, 2020 to December 31, 2024. Total cumulative return is based on a $100 investment in Healthpeak common stock and in each of the indices at the close of trading on December 31, 2019 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG S&P 500, EQUITY REITS AND HEALTHPEAK PROPERTIES, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2020–DECEMBER 31, 2024
(JANUARY 1, 2020 = $100)
Performance Graph Total Stockholder Return

$250
$200
$150
$100
$50
$0
01/01/20
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
FTSE Nareit Equity REIT Index
S&P 500
Healthpeak Properties, Inc.

	December 31,
	2020	2021	2022	2023	2024
FTSE Nareit Equity REIT Index	$94.88	$134.06	$100.62	$112.04	$117.56
S&P 500	118.39	152.34	124.73	157.48	196.85
Healthpeak Properties, Inc.	92.33	114.25	82.83	69.24	75.37

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 9, 2024.
The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Item 1A, Risk Factors.” See also “Cautionary Language Regarding Forward-Looking Statements” preceding Part I.
The following discussion and analysis should be read in conjunction with our accompanying, consolidated financial statements and the notes thereto.
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
Increased interest rates, ongoing geopolitical tensions, and volatility in public and private equity and fixed income markets have led to increased costs and limitations on the availability of capital. In addition, increased interest rates have and could continue to adversely impact our borrowing costs, the fair value of our fixed rate instruments, transaction volume, and real estate values generally, including our real estate.
To the extent our tenants and/or operators have also experienced increased costs, liquidity constraints, and financing difficulties due to the foregoing macroeconomic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due.
We have also been affected by increased costs relating to tenant improvements and construction, which, together with higher costs of capital, have adversely affected, and in the future may adversely affect, the expected yields on our development and redevelopment projects. While there have been signs that cost pressures are moderating, there can be no assurance that this will continue to be the case.
We continuously monitor the effects of domestic and global events on our operations and financial position, and on the operations and financial position of our tenants, operators, and borrowers, to enable us to remain responsive and adaptable to the dynamic changes in our operating environment. These events include but are not limited to inflation; interest rates; challenges in the financial markets; and changes in the U.S. political administration, which could affect healthcare policy, labor supply, procurement and construction costs, and economic conditions, among other things.
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
•During the year ended December 31, 2024, we sold: (i) a portfolio of 61 outpatient medical buildings for $697 million and provided the buyer with a mortgage loan secured by the real estate sold for $419 million, (ii) 14 outpatient medical buildings for $220 million, (iii) a portfolio of seven lab buildings for $180 million, and (iv) a portfolio comprised of a land parcel and various vacant buildings on certain of our CCRC campuses for $12 million.
Development and Redevelopment Activities
•During the year ended December 31, 2024, the following projects were placed in service: (i) a portion of two lab development projects with total project costs of $83 million, (ii) two outpatient medical development projects with total project costs of $62 million, (iii) one outpatient medical development project held in a consolidated joint venture of which our share of total project costs was $22 million, (iv) one lab redevelopment building held in one of our unconsolidated South San Francisco JVs of which our share of total project costs was $15 million, (v) one lab redevelopment project with total project costs of $14 million, (vi) a portion of one lab redevelopment project with total project costs of $13 million, and (vii) a portion of one lab redevelopment building held in one of our unconsolidated South San Francisco JVs of which our share of total project costs was $9 million.
Financing Activities
•In March 2024, we executed a $750 million five year unsecured term loan (the “2029 Term Loan”) as an incremental facility under the term loan agreement. In January 2024, we entered into forward-starting interest rate swap instruments on the 2029 Term Loan which are designated as cash flow hedges and establish a blended fixed effective interest rate of 4.66%.
•During the year ended December 31, 2024, we repurchased 10.5 million shares of our common stock under our 2022 Share Repurchase Program (as defined below) at a weighted average price of $17.98 per share for a total of $188 million.
•In February 2025, we repaid $348 million aggregate principal amount of 3.40% senior unsecured notes at maturity.
Other Activities
•During the year ended December 31, 2024, we refinanced one of our existing seller financing loans receivable, extended the maturity date to August 2027, and received aggregate partial principal repayments of $74 million.
•During the year ended December 31, 2024, we executed an early lease renewal for approximately 2 million square feet leased by CommonSpirit Health, which is subject to a master agreement, which extended the weighted average lease term of existing leases from July 2027 to December 2035, amended the contractual rents to current market rates, and increased the annual contractual lease escalations from 2.5% to 3.0%.
•In January 2025, we received full repayment of: (i) the $48 million outstanding balance of one of our seller financing loans receivable and (ii) the $15 million outstanding balance of one secured loan with an original maturity of July 2027.
Dividends
Quarterly common stock cash dividends paid during 2024 aggregated to $1.20 per share. On February 3, 2025, our Board of Directors declared a quarterly common stock cash dividend of $0.305 per share, reflecting an increase from $0.30 to $0.305 per share. The dividend will be paid on February 26, 2025 to stockholders of record as of the close of business on February 14, 2025.

Results of Operations
We evaluate our business and allocate resources among our operating segments: (i) outpatient medical, (ii) lab, (iii) CCRC, (iv) an interest in our unconsolidated SWF SH JV, and (v) loans receivable. Our operating segments are aggregated into the following reportable segments: (i) outpatient medical, (ii) lab, and (iii) CCRC. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Our CCRCs are operated through RIDEA structures. The SWF SH JV and loans receivable are non-reportable segments that have been presented on a combined basis herein. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements.
Non-GAAP Financial Measures
Adjusted NOI
Adjusted NOI is a non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measure used to evaluate the operating performance of real estate. Adjusted NOI represents real estate revenues (inclusive of rental and related revenues, resident fees and services, and government grant income and exclusive of interest income), less property level operating expenses; Adjusted NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 16 to the Consolidated Financial Statements. Adjusted NOI eliminates the effects of straight-line rents, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense. Adjusted NOI is calculated as Adjusted NOI from consolidated properties, plus our share of Adjusted NOI from unconsolidated joint ventures (calculated by applying our actual ownership percentage for the period), less noncontrolling interests’ share of Adjusted NOI from consolidated joint ventures (calculated by applying our actual ownership percentage for the period). We utilize our share of Adjusted NOI in assessing our performance as we have various joint ventures that contribute to our performance. Our share of Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, our financial information presented in accordance with GAAP.
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
As described in Note 16 to the Consolidated Financial Statements, our chief operating decision maker (“CODM”) evaluates the performance of our operating segments based on Adjusted NOI. Our operating segments are aggregated into reportable segments for which we disclose Total Portfolio Adjusted NOI for our reportable segments. For further information, including information reconciling our Adjusted NOI for reportable segments to our income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures, refer to Note 16 to the Consolidated Financial Statements.
Operating expenses generally relate to leased outpatient medical and lab buildings, as well as CCRC facilities. We generally recover all or a portion of our leased outpatient medical and lab property expenses through tenant recoveries, which are recognized within rental and related revenues.
Merger-Combined Same-Store Adjusted NOI
Merger-Combined Same-Store Adjusted NOI includes legacy Physicians Realty Trust properties that met the same-store criteria as if they were owned by the Company for the full analysis period. This information allows our investors, analysts, and us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties, excluding properties within the other non-reportable segments. We include properties from our consolidated portfolio, as well as properties owned by our unconsolidated joint ventures in Adjusted NOI (see Adjusted NOI definition above for further discussion regarding our use of pro-rata share information and its limitations). Merger-Combined Same-Store Adjusted NOI excludes government grant income under the CARES Act, amortization of deferred revenue from tenant-funded improvements, and certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis.

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
Management believes that continued reporting of the same-store portfolio for only pre-merger Healthpeak Properties, Inc. offers minimal value to investors who are seeking to understand the operating performance and growth potential of the Combined Company. The Company was provided access to the underlying financial statements of legacy Physicians Realty Trust (which financial statements have been audited or, in the case of interim periods, reviewed) and other detailed information about each property, such as the acquisition date. Based on this available information, the Company was able to consistently apply its same-store definition across the combined portfolio. As a result of the Merger, approximately 97% of the combined portfolio is represented in the Merger-Combined Same-Store presentation for the outpatient medical segment for the year ended December 31, 2024.
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
We believe Nareit FFO applicable to common shares and diluted Nareit FFO applicable to common shares are important supplemental non-GAAP measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets utilizes straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. The term Nareit FFO was designed by the REIT industry to address this issue.
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
FFO as Adjusted. In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction and merger-related items, other impairments (recoveries) and other losses (gains), restructuring and severance-related charges, prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). These adjustments are net of tax, when applicable, and are reflective of our share of our joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FFO as Adjusted for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FFO as Adjusted to remove the third-party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. See “Nareit FFO” above for further disclosures regarding our use of pro rata share information and its limitations. Transaction and merger-related items include transaction expenses and gains/charges incurred as a result of mergers and acquisitions and lease amendment or termination activities. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Other impairments (recoveries) and other losses (gains) include interest income associated with early and partial repayments of loans receivable and other losses or gains associated with non-depreciable assets including goodwill, undeveloped land parcels, and loans receivable. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
Adjusted FFO (“AFFO”). AFFO is defined as FFO as Adjusted after excluding the impact of the following: (i) stock-based compensation amortization expense, (ii) amortization of deferred financing costs and debt discounts (premiums), (iii) straight-line rents, (iv) deferred income taxes, (v) amortization of above (below) market lease intangibles, net, (vi) non-refundable entrance fees collected in excess of (less than) the related amortization, and (vii) other AFFO adjustments, which include: (a) lease incentive amortization (reduction of straight-line rents), (b) actuarial reserves for insurance claims that have been incurred but not reported, and (c) amortization of deferred revenues, excluding amounts amortized into rental income that are associated with tenant funded improvements owned/recognized by us and up-front cash payments made by tenants to reduce their contractual rents. Also, AFFO is computed after deducting recurring capital expenditures, including second generation leasing costs and second generation tenant and capital improvements (“AFFO capital expenditures”). All adjustments are reflective of our pro rata share of both our consolidated and unconsolidated joint ventures (reported in “other AFFO adjustments”). We reflect our share of AFFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our AFFO to remove the third-party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. See “Nareit FFO” above for further disclosures regarding our use of pro rata share information and its limitations. We believe AFFO is an alternative run-rate performance measure that improves the understanding of our operating results among investors and makes comparisons with: (i) expected results, (ii) results of previous periods, and (iii) results among REITs more meaningful. AFFO does not represent cash generated from operating activities determined in accordance with GAAP and is not indicative of cash available to fund cash needs as it excludes the following items which generally flow through our cash flows from operating activities: (i) adjustments for changes in working capital or the actual timing of the payment of income or expense items that are accrued in the period, (ii) transaction-related costs, (iii) litigation settlement expenses, and (iv) restructuring and severance-related charges. Furthermore, AFFO is adjusted for recurring capital expenditures, which are generally not considered when determining cash flows from operations or liquidity. Other REITs or real estate companies may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to those reported by other REITs. Management believes AFFO provides a meaningful supplemental measure of our performance and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT, and by presenting AFFO, we are assisting these parties in their evaluation. AFFO is a non-GAAP supplemental financial measure and should not be considered as an alternative to net income (loss) determined in accordance with GAAP and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP. For a reconciliation of net income (loss) to AFFO and other relevant disclosures, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Overview

The following table summarizes results for the years ended December 31, 2024 and 2023(1) (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net income (loss) applicable to common shares	$242,384	$304,284	$(61,900)
Nareit FFO	1,092,730	985,180	107,550
FFO as Adjusted	1,231,868	978,306	253,562
AFFO	1,140,665	884,230	256,435
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
•an increase in interest expense, primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of senior unsecured term loans assumed as part of the Merger (the “2028 Term Loan”), and $128 million aggregate principal amount of mortgage debt and (ii) borrowings under the 2029 Term Loan, which closed in March 2024;
•an increase in impairments and loan loss reserves (recoveries), net, primarily as a result of: (i) impairment charges associated with an asset impaired under the held for sale model and (ii) an increase in loan loss reserves recognized on secured loans and mezzanine loans receivable acquired as part of the Merger;
•an increase in casualty-related losses from Hurricane Milton during the fourth quarter of 2024; and
•an increase in income tax expense primarily as a result of an income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024.
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
•an increase in gain on sales of depreciable real estate sales during 2024 as compared to 2023;
•a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024; and
•an increase in interest income related to mezzanine and secured loans receivable acquired as part of the Merger and seller financing provided in connection with the disposition of 61 outpatient medical buildings in 2024.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•depreciation and amortization expense;
•gain on sales of depreciable real estate;
•gain upon change of control;
•impairments of depreciable real estate; and
•taxes associated with real estate dispositions.

FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except the following, which are excluded from FFO as Adjusted:
•transaction and merger-related items;
•casualty-related losses; and
•loan loss reserves (recoveries).
AFFO increased primarily as a result of higher cash collections of non-refundable entrance fees at our CCRCs, and the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents and amortization of deferred financing costs, deferred income taxes, and debt discounts (premiums) on amounts recognized in connection with the Merger, which are excluded from AFFO, partially offset by higher AFFO capital expenditures during the period.
Segment Analysis
The following tables provide selected operating information for our Merger-Combined Same-Store and total property portfolio for each of our reportable segments. For the year ended December 31, 2024, our Merger-Combined Same-Store consists of 625 properties representing properties fully operating on or prior to January 1, 2023 and that remained in operation through December 31, 2024. Legacy Physicians Realty Trust properties that met the definition of Merger-Combined Same-Store are included in both periods presented as if they were owned by the Company for the full analysis period. See “Non-GAAP Financial Measures” above for additional information. Our total property portfolio consisted of 697 and 477 properties at December 31, 2024 and 2023, respectively.

Outpatient Medical

The following table summarizes results at and for the years ended December 31, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$1,197,264	$1,138,437	$58,827	$1,205,744	$753,479	$452,265
Healthpeak’s share of unconsolidated joint venture total revenues	26,092	24,091	2,001	24,041	3,033	21,008
Noncontrolling interests’ share of consolidated joint venture total revenues	(36,083)	(35,365)	(718)	(37,643)	(35,073)	(2,570)
Operating expenses	(395,079)	(382,748)	(12,331)	(405,993)	(263,132)	(142,861)
Healthpeak’s share of unconsolidated joint venture operating expenses	(10,007)	(8,986)	(1,021)	(9,034)	(1,189)	(7,845)
Noncontrolling interests’ share of consolidated joint venture operating expenses	10,071	10,149	(78)	10,582	9,921	661
Adjustments to NOI(3)	(37,396)	(14,468)	(22,928)	(38,967)	(14,314)	(24,653)
Adjusted NOI	$754,862	$731,110	$23,752	748,730	452,725	296,005
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				61,398	309,000	(247,602)
Less: Merger-Combined Non-SS Adjusted NOI				(55,266)	(30,615)	(24,651)
Merger-Combined SS Adjusted NOI				$754,862	$731,110	$23,752
Adjusted NOI % change			3.2%
Property count(5)	506	506		524	297
End of period occupancy(6)	92.3%	92.4%		92.2%	90.7%
Average occupancy(6)	92.3%	92.1%		92.1%	90.1%
Average occupied square feet	33,407	33,320		35,726	21,531
Average annual total revenues per occupied square foot(7)	$36	$35		$36	$35
Average annual base rent per occupied square foot(8)	$28	$27		$29	$29
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
(3)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our reportable segments. See Note 16 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our 2023 presentation of Same-Store, we added: (i) 290 properties acquired as part of the Merger, (ii) 8 stabilized developments placed in service, (iii) 5 stabilized redevelopments placed in service, and (iv) 4 stabilized acquisitions, and we removed: (i) 72 assets that were sold and (ii) 1 asset that was classified as held for sale.
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
•higher average occupancy; and
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

Lab

The following table summarizes results at and for the years ended December 31, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$671,796	$644,775	$27,021	$881,452	$878,326	$3,126
Healthpeak’s share of unconsolidated joint venture total revenues	3,229	3,347	(118)	19,733	9,924	9,809
Noncontrolling interests’ share of consolidated joint venture total revenues	—	—	—	(196)	(619)	423
Operating expenses	(184,839)	(176,142)	(8,697)	(239,620)	(229,630)	(9,990)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,800)	(1,878)	78	(6,366)	(4,092)	(2,274)
Noncontrolling interests’ share of consolidated joint venture operating expenses	—	—	—	52	156	(104)
Adjustments to NOI(2)	(31,101)	(34,665)	3,564	(64,449)	(36,524)	(27,925)
Adjusted NOI	$457,285	$435,437	$21,848	590,606	617,541	(26,935)
Less: Merger-Combined Non-SS Adjusted NOI				(133,321)	(182,104)	48,783
Merger-Combined SS Adjusted NOI				$457,285	$435,437	$21,848
Adjusted NOI % change			5.0%
Property count(3)	104	104		139	146
End of period occupancy(4)	97.6%	97.4%		97.5%	96.9%
Average occupancy(4)	97.7%	98.2%		96.0%	97.8%
Average occupied square feet	7,719	7,759		9,665	10,524
Average annual total revenues per occupied square foot(5)	$84	$79		$87	$81
Average annual base rent per occupied square foot(6)	$61	$59		$66	$63
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our reportable segments. See Note 16 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(3)From our 2023 presentation of Same-Store, we added: (i) 6 stabilized developments placed in service, (ii) 2 stabilized redevelopments placed in service, and (iii) 2 buildings that previously experienced a significant tenant relocation, and we removed: (i) 15 buildings that were placed into redevelopment and (ii) 7 assets that were sold.
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
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•annual rent escalations; partially offset by
•higher operating expenses, net of savings from our internalization of property management; and
•lower average occupancy.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•decreased Adjusted NOI from our 2023 and 2024 dispositions; and
•decreased Adjusted NOI from buildings placed into development and redevelopment in 2023 and 2024.

Continuing Care Retirement Community

The following table summarizes results at and for the years ended December 31, 2024 and 2023 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2024	2023	Change
Resident fees and services	$567,261	$526,769	$40,492	$568,475	$527,417	$41,058
Government grant income(1)	—	—	—	—	184	(184)
Operating expenses	(426,922)	(411,539)	(15,383)	(429,248)	(413,472)	(15,776)
Adjustments to NOI(2)	(3,122)	(1,618)	(1,504)	(3,123)	(1,618)	(1,505)
Adjusted NOI	$137,217	$113,612	$23,605	136,104	112,511	23,593
Plus (less): Merger-Combined Non-SS adjustments				1,113	1,101	12
Merger-Combined SS Adjusted NOI				$137,217	$113,612	$23,605
Adjusted NOI % change			20.8%
Property count(3)	15	15		15	15
Average occupancy(4)	85.4%	83.8%		85.4%	83.9%
Average occupied units(5)	6,029	5,952		6,041	5,960
Average annual rent per occupied unit	$94,089	$88,503		$94,103	$88,524
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our reportable segments. See Note 16 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(3)From our 2023 presentation of Same-Store, no properties were added or removed.
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
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of compensation and property management, food, and other operating expenses.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Interest income and other	$44,778	$21,781	$22,997
Interest expense	280,430	200,331	80,099
Depreciation and amortization	1,057,205	749,901	307,304
General and administrative	97,162	95,132	2,030
Transaction and merger-related costs	132,685	17,515	115,170
Impairments and loan loss reserves (recoveries), net	22,978	(5,601)	28,579
Gain (loss) on sales of real estate, net	178,695	86,463	92,232
Other income (expense), net	59,345	6,808	52,537
Income tax benefit (expense)	(4,350)	9,617	(13,967)
Equity income (loss) from unconsolidated joint ventures	(1,515)	10,204	(11,719)
Noncontrolling interests’ share in continuing operations	(24,161)	(28,748)	4,587
Interest income and other
Interest income and other increased for the year ended December 31, 2024 primarily as a result of: (i) mezzanine and secured loans receivable acquired as part of the Merger and (ii) seller financing provided in connection with the disposition of 61 outpatient medical buildings during 2024, partially offset by principal repayments on loans receivable in 2023 and 2024.
Interest expense
Interest expense increased for the year ended December 31, 2024 primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt, (ii) borrowings under the 2029 Term Loan, which closed in March 2024, and (iii) senior unsecured notes issued in January and May 2023, partially offset by lower borrowings on the commercial paper program.
Depreciation and amortization
Depreciation and amortization expense increased for the year ended December 31, 2024 primarily as a result of: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2023 and 2024, partially offset by: (i) assets placed into development and redevelopment in 2023 and 2024 and (ii) dispositions of real estate in 2023 and 2024.
General and administrative
General and administrative expenses increased for the year ended December 31, 2024 primarily as a result of increased compensation, travel, information technology, and other costs incurred as a result of a higher headcount, partially offset by merger-related synergies and lower corporate office rent expense.
Transaction and merger-related costs
Transaction and merger-related costs increased for the year ended December 31, 2024 primarily as a result of advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust that were incurred in connection with the Merger, partially offset by: (i) merger-related costs incurred during the year ended December 31, 2023 and (ii) expenses incurred in connection with our reorganization to an UPREIT structure in 2023.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net increased for the year ended December 31, 2024 primarily as a result of: (i) impairment charges associated with an asset impaired under the held for sale model and (ii) an increase in loan loss reserves under the current expected credit losses model, which is primarily due to reserves recognized on secured loans and mezzanine loans receivable acquired as part of the Merger.

Gain (loss) on sales of real estate, net
Gain on sales of real estate, net increased during the year ended December 31, 2024 primarily as a result of the $179 million gain on sales from: (i) a portfolio of 61 outpatient medical buildings sold for proceeds of $697 million, (ii) 14 outpatient medical buildings sold for proceeds of $220 million, (iii) a portfolio of seven lab buildings sold for proceeds of $180 million, and (vi) a portfolio comprised of a land parcel and various vacant buildings on certain of the Company’s CCRC campuses sold for proceeds of $12 million, which were sold during the year ended December 31, 2024, as compared to the $81 million gain on sales from: (i) two lab buildings in Durham, North Carolina sold for proceeds of $113 million and (ii) two outpatient medical buildings sold for proceeds of $32 million, which were sold during the year ended December 31, 2023. Refer to Note 5 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income increased for the year ended December 31, 2024 primarily due to a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024, partially offset by casualty-related losses from Hurricane Milton during the fourth quarter of 2024.
Income tax benefit (expense)
Income tax expense increased for the year ended December 31, 2024 primarily as a result of: (i) income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024 and (ii) an increase in operating income associated with our CCRCs, partially offset by the tax impact of casualty-related losses from Hurricane Milton.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures decreased for the year ended December 31, 2024 primarily as a result of losses on unconsolidated joint ventures acquired as part of the Merger, partially offset by increased income from the South San Francisco JVs.
Noncontrolling interests’ share in continuing operations
Noncontrolling interests’ share in continuing operations decreased for the year ended December 31, 2024 primarily as a result of a gain on sale of an outpatient medical building in a consolidated joint venture in the first quarter of 2023, partially offset by increased income from consolidated joint ventures acquired as part of the Merger.
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

Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our 2029 Term Loan, our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “2027 Term Loans”), our 2028 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of January 31, 2025, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
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
Debt. As of December 31, 2024, we had total debt of $8.7 billion, including notes outstanding under our commercial paper program, senior unsecured notes, term loans, and mortgage debt. Of our total debt, the total amount payable within twelve months is comprised of $800 million of senior unsecured notes and $7 million of mortgage debt. Commercial paper borrowings are backstopped by the availability under our Revolving Facility. As such, we calculate the weighted average remaining term of our commercial paper borrowings using the maturity date of our Revolving Facility. Future interest payments associated with borrowings under our senior unsecured notes, term loans, and mortgage debt total $1.5 billion, $304 million of which are payable within twelve months. Future interest payments associated with commercial paper borrowings payable within the next twelve months total $7 million, assuming no change in interest rates and borrowings remain outstanding for the next twelve months.
Development and redevelopment commitments. Our development and redevelopment commitments represent construction and other commitments for development and redevelopment projects in progress and includes certain allowances for Company-owned tenant improvements that we have provided as a lessor. As of December 31, 2024, we had $199 million of development and redevelopment commitments, all of which we expect to spend within the next twelve months.
Lease and other contractual commitments. Our lease and other contractual commitments represent our commitments, as lessor, under signed leases and contracts for operating properties and include allowances for Company-owned tenant improvements and leasing commissions. These commitments exclude allowances for Company-owned tenant improvements related to developments and redevelopments in progress for which we have executed an agreement with a general contractor to complete the tenant improvements, which are recognized as development and redevelopment commitments and are discussed further above. As of December 31, 2024, we had total lease and other contractual commitments of $85 million, $83 million of which we expect to spend within the next twelve months.
Construction loan commitments. As of December 31, 2024, we are obligated to provide additional loans up to $85 million to fund outpatient medical capital expenditure projects, which extend through 2028. As a result of the repayment of a secured loan in January 2025, this remaining commitment was reduced to $67 million. See Note 8 to the Consolidated Financial Statements for additional information.
Ground and other operating lease commitments. Our ground and other operating lease commitments represent our commitments as lessee under signed operating leases. As of December 31, 2024, we had total ground and other operating lease commitments of $834 million, $22 million of which are payable within twelve months. See Note 7 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. As of December 31, 2024, we have one redeemable noncontrolling interest and the redemption value of our redeemable noncontrolling interest was $3 million. Our noncontrolling interest holder has the ability to put their equity interest to us beginning in September 2025. The put option is subject to changes in redemption value in the event that the underlying property generates specified returns for us and meets certain promote thresholds pursuant to the respective agreement. See Note 13 to the Consolidated Financial Statements for additional information.

Distribution and Dividend Requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. We paid quarterly common stock cash dividends of $0.30 per share in 2024. In February 2025, our Board of Directors declared an increase in the quarterly common stock cash dividend, from $0.30 to $0.305 per share. Our future common stock cash dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 9 to the Consolidated Financial Statements. Four of these joint ventures have aggregate mortgage debt of $845 million, of which our share is $187 million. Except in limited circumstances, our risk of loss is limited to our investment in the applicable joint venture. Additionally, as of December 31, 2024, we had 15 outstanding letter of credit obligations totaling $12 million expiring in 2025 and one outstanding letter of credit obligation of $100 thousand expiring in 2026. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
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
The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$1,070,497	$956,242	$114,255
Net cash provided by (used in) investing activities	(113,799)	(576,754)	462,955
Net cash provided by (used in) financing activities	(941,416)	(337,299)	(604,117)
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $114 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily as a result of: (i) an increase in Adjusted NOI from properties acquired as part of the Merger, (ii) developments and redevelopments placed in service during 2023 and 2024, (iii) annual rent increases, and (iv) new leasing and renewal activity. The increase in net cash provided by operating activities was partially offset by: (i) an increase in merger-related costs and (ii) an increase in cash paid for interest.

Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate, and repayments on loans receivable. Our net cash used in investing activities decreased $463 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily as a result of the following: (i) an increase in proceeds from sales of real estate, (ii) a reduction in cash used for development and redevelopment of real estate, (iii) proceeds received from the Callan Ridge JV transaction, (iv) a reduction in investments in unconsolidated joint ventures, and (v) a reduction in cash used for acquisitions of real estate. The decrease in cash used in investing activities was partially offset by: (i) cash paid in connection with the Merger, (ii) a decrease in proceeds from principal repayments on loans receivable and marketable debt securities, (iii) an increase in fundings of loans receivable, and (iv) a decrease in proceeds received from insurance recoveries.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities increased $604 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily as a result of the following: (i) higher net repayments under the commercial paper program, (ii) repurchases of common stock under our 2022 Share Repurchase Program, (iii) an increase in dividends paid on common stock, (iv) cash used to buy out four redeemable noncontrolling interests in April 2024, and (v) an increase in payments for deferred financing costs. The increase in cash used in financing activities was partially offset by lower repayments of mortgage debt.
Discontinued Operations
Operating, investing, and financing cash flows in our Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. Certain significant cash flows from discontinued operations are disclosed in Note 18 to the Consolidated Financial Statements.
Debt

In December 2024, we amended our Revolving Facility to extend the maturity date to January 2029, which may be further extended pursuant to two six-month extension options, subject to certain customary conditions.
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
In January 2024, we entered into forward-starting interest rate swap instruments that are designated as cash flow hedges that effectively established a fixed interest rate for the 2029 Term Loan at a blended effective interest rate of 4.66%. Additionally, on March 1, 2024, in connection with the consummation of the Merger, we acquired: (i) three interest rate swap instruments that are designated as cash flow hedges that effectively establish a fixed interest rate for the 2028 Term Loan at a blended effective interest rate of 4.44% and (ii) one interest rate swap instrument on $36 million of variable rate mortgage debt that was designated as a cash flow hedge prior to the maturity of the interest rate swap instrument in October 2024.
See Note 11 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 97% and 90% of our consolidated debt was fixed rate debt as of December 31, 2024 and 2023, respectively. At December 31, 2024, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.04% and 5.56%, respectively. At December 31, 2023, our fixed rate debt and variable rate debt had weighted average effective interest rates of 3.70% and 5.72%, respectively. As of December 31, 2024, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” below.

Supplemental Guarantor Information

Healthpeak OP has issued the senior unsecured notes issued by Healthpeak prior to the consummation of the Merger as described in Note 11 to the Consolidated Financial Statements. The obligations of Healthpeak OP to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company, DOC DR Holdco, and DOC DR OP Sub. Additionally, DOC DR OP Sub is the issuer, as successor to the Physicians Partnership upon the Merger, of the senior unsecured notes issued by the Physicians Partnership prior to, and assumed by Healthpeak as part of, the Merger as described in Note 11 to the Consolidated Financial Statements. The obligations of DOC DR OP Sub to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company, Healthpeak OP, and DOC DR Holdco.
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
As permitted under Rule 13-01 of Regulation S-X, we have excluded the summarized financial information for the Company, Healthpeak OP, DOC DR Holdco, and DOC DR OP because the Company, Healthpeak OP, DOC DR Holdco, and DOC DR OP have no material assets, liabilities, or operations other than the debt financing activities described in the first paragraph of Note 11 to the Consolidated Financial Statements and their investments in non-guarantor subsidiaries, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Equity

At December 31, 2024, we had 699 million shares of common stock outstanding, equity totaled $9.1 billion, and our equity securities had a market value of $14.5 billion.
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
During the year ended December 31, 2024, we did not issue any shares of our common stock under any ATM program.
At December 31, 2024, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 13 to the Consolidated Financial Statements for additional information about our ATM Program.

Noncontrolling Interests
Healthpeak OP. Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, certain of our employees (“OP Unitholders”) have been issued noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). During the three months ended March 31, 2024, OP Unitholders were issued approximately 2 million OP Units. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of December 31, 2024, there were approximately 3 million OP Units outstanding, 76 thousand of which had met the criteria for redemption.
DownREITs. During the year ended December 31, 2024, in connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. As of December 31, 2024, approximately 6 million DownREIT units in the Partnership Surviving Entity were outstanding (6 million shares of Healthpeak common stock are issuable upon conversion). Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the Merger.
At December 31, 2024, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At December 31, 2024, the outstanding DownREIT units were convertible into approximately 14 million shares of our common stock.
Share Repurchase Programs
On August 1, 2022, our Board of Directors approved a share repurchase program under which we could acquire shares of our common stock in the open market up to an aggregate purchase price of $500 million (the “2022 Share Repurchase Program”). Purchases of common stock under the 2022 Share Repurchase Program could be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. Through July 24, 2024, we repurchased 10.5 million shares of our common stock under the 2022 Share Repurchase Program at a weighted average price of $17.98 per share for a total of $188 million.
On July 24, 2024, our Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. As of December 31, 2024, no shares have been repurchased under the 2024 Share Repurchase Program. Therefore, at December 31, 2024, $500 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) applicable to common shares	$242,384	$304,284	$497,792
Real estate related depreciation and amortization	1,057,205	749,901	710,569
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	44,961	24,800	27,691
Noncontrolling interests’ share of real estate related depreciation and amortization	(18,328)	(18,654)	(19,201)
Loss (gain) on sales of depreciable real estate, net	(178,695)	(86,463)	(10,422)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	—	—	134
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	11,546	12
Loss (gain) upon change of control, net(1)	(77,548)	(234)	(311,438)
Taxes associated with real estate dispositions(2)	9,633	—	29
Impairments (recoveries) of depreciable real estate, net	13,118	—	—
Nareit FFO applicable to common shares	1,092,730	985,180	895,166
Distributions on dilutive convertible units and other	16,211	9,394	9,407
Diluted Nareit FFO applicable to common shares	$1,108,941	$994,574	$904,573
Impact of adjustments to Nareit FFO:
Transaction and merger-related items(3)	$115,105	$13,835	$4,788
Other impairments (recoveries) and other losses (gains), net(4)	9,381	(3,850)	3,829
Restructuring and severance-related charges(5)	—	1,368	32,749
Casualty-related charges (recoveries), net(6)	25,848	(4,033)	4,401
Recognition (reversal) of valuation allowance on deferred tax assets(7)	(11,196)	(14,194)	—
Total adjustments	$139,138	$(6,874)	$45,767

FFO as Adjusted applicable to common shares	$1,231,868	$978,306	$940,933
Distributions on dilutive convertible units and other	16,061	9,402	9,326
Diluted FFO as Adjusted applicable to common shares	$1,247,929	$987,708	$950,259

FFO as Adjusted applicable to common shares	$1,231,868	$978,306	$940,933
Stock-based compensation amortization expense	15,543	14,480	16,537
Amortization of deferred financing costs and debt discounts (premiums)	28,974	11,916	10,881
Straight-line rents(8)	(41,276)	(14,387)	(49,183)
AFFO capital expenditures	(115,784)	(113,596)	(108,510)
CCRC entrance fees(9)	53,697	43,453	22,095
Deferred income taxes	6,176	(816)	(4,096)
Amortization of above (below) market lease intangibles, net	(30,755)	(25,791)	(23,380)
Other AFFO adjustments	(7,778)	(9,335)	520
AFFO applicable to common shares	1,140,665	884,230	805,797
Distributions on dilutive convertible units and other	16,211	6,581	6,594
Diluted AFFO applicable to common shares(9)	$1,156,876	$890,811	$812,391
Refer to footnotes on the next page.

________________________________
(1)The year ended December 31, 2024 includes a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California. The year ended December 31, 2022 includes a gain upon change of control related to the sale of a 30% interest to a sovereign wealth fund and deconsolidation of seven previously consolidated lab buildings in South San Francisco, California. Gains upon change of control are included in other income (expense), net in the Consolidated Statements of Operations.
(2)The year ended December 31, 2024 includes non-cash income tax expense related to the sale of a 65% interest in two lab buildings in San Diego, California, partially offset by income tax benefit related to the disposition of a portfolio comprised of a land parcel and various vacant buildings on certain of our CCRC campuses.
(3)The years ended December 31, 2024 and 2023 include costs related to the Merger, which are primarily comprised of advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust that were incurred during the years then ended. These costs were partially offset by termination fee income during the years ended December 31, 2024 and 2023 associated with Graphite Bio, Inc., which later merged with LENZ Therapeutics, Inc. in March 2024, for which the lease terms were modified to accelerate expiration of the lease to December 2024. Termination fee income is included in rental and related revenues on the Consolidated Statements of Operations, but is excluded from FFO as Adjusted.
(4)The year ended December 31, 2022 includes the following: (i) $7 million of charges incurred in connection with the downsizing of our corporate headquarters in Denver, Colorado, which are included in general and administrative expenses in the Consolidated Statements of Operations, (ii) $14 million of expenses incurred for tenant relocation and other costs associated with the demolition of an outpatient medical building, which are included in other income (expense), net in the Consolidated Statements of Operations, and (iii) a $23 million gain on sale of a hospital under a DFL, which is included in other income (expense), net in the Consolidated Statements of Operations. The years ended December 31, 2024, 2023, and 2022 include reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(5)The year ended December 31, 2022 includes $32 million of severance-related charges associated with the departures of our former Chief Executive Officer and former Chief Legal Officer and General Counsel in the fourth quarter of 2022. These expenses are included in general and administrative expenses in the Consolidated Statements of Operations.
(6)During the year ended December 31, 2024, we incurred casualty-related charges associated with Hurricane Milton. Casualty-related charges (recoveries), net are recognized in other income (expense), net, equity income (loss) from unconsolidated joint ventures, and noncontrolling interests’ share in earnings in the Consolidated Statements of Operations.
(7)The year ended December 31, 2024 includes the release of a valuation allowance and recognition of a corresponding income tax benefit in connection with a merger of certain taxable REIT subsidiaries. During the year ended December 31, 2023, in conjunction with classifying the assets related to the Callan Ridge JV (see Note 9 to the Consolidated Financial Statements) as held for sale as of December 31, 2023, we concluded it was more likely than not that we would realize the future value of certain deferred tax assets generated by the net operating losses of taxable REIT subsidiaries. Accordingly, during the year ended December 31, 2023, we recognized the reversal of a portion of the associated valuation allowance and recognized a corresponding income tax benefit. See Note 17 to the Consolidated Financial Statements for additional information.
(8)The year ended December 31, 2023 includes a $9 million write-off of straight-line rent receivable associated with Sorrento Therapeutics, Inc., which commenced voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. This activity is reflected as a reduction of rental and related revenues in the Consolidated Statements of Operations.
(9)During the year ended December 31, 2024, we changed our definition of AFFO to adjust for the non-refundable entrance fees collected in excess of (less than) the related amortization as we believe the cash collection of these fees is a more meaningful representation of the performance of the CCRC reportable segment in the determination of AFFO. Diluted AFFO applicable to common shares utilizing the prior definition for the years ended December 31, 2024, 2023, and 2022 was $1.10 billion, $847.4 million, and $790.3 million, respectively.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Below is a discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, including those related to critical accounting estimates further discussed below, see Note 2 to the Consolidated Financial Statements.
Business Combinations

For a real estate acquisition accounted for as a business combination, we allocate the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred.

We make estimates as part of our process for allocating acquisition consideration to the various identifiable assets, liabilities, and noncontrolling interests based upon the relative fair value of each asset, liability, or noncontrolling interest. These fair values are determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant. We utilize available market information in our assessment, such as capitalization and discount rates and comparable sale transactions. The most significant components of our allocations are typically buildings as-if-vacant, land, and lease intangibles. In the case of allocating fair value to buildings and intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. Our assumptions affect the amount of future revenue and/or depreciation and amortization expense that we will recognize over the remaining useful life for the acquired in-place leases.
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At December 31, 2024, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $53 million.

Interest Rate Risk

At December 31, 2024, our exposure to interest rate risk was primarily on our variable rate debt. At December 31, 2024, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At December 31, 2024, both the fair value and carrying value of the interest rate swap instruments were $35 million.
Our remaining variable rate debt at December 31, 2024 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2024, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $241 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $259 million. Additionally, at December 31, 2024, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by approximately $15 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at December 31, 2024, our annual interest expense would increase by approximately $3 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at December 31, 2024, our annual interest income would decrease by approximately $1 million.

ITEM 8.    Financial Statements and Supplementary Data
Healthpeak Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Healthpeak Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests, and Cash Flows, for each of the three years in the period ended December 31, 2024, and the related Notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Given the Company’s evaluation of impairment indicators, forecasted cash flows, and sales prices of a long-lived asset requires management to make significant estimates and assumptions related to market capitalization rates, market prices per unit, and/or forecasted cash flows, performing audit procedures required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to real estate asset impairment included the following, among others:
•We tested the effectiveness of controls over impairment of real estate assets, including those over identifying impairment indicators, and the determination of forecasted undiscounted cash flows and sales prices for real estate assets.
•We performed an independent search for impairment indicators through the evaluation of several factors including an analysis of industry and market data and trends in financial performance.
•For real estate assets where indicators of impairment were determined to be present, we subjected a sample of undiscounted cash flow models to testing by (1) evaluating the source information and assumptions used by management, (2) testing the mathematical accuracy of the undiscounted cash flow models, and (3) evaluating management’s intended hold period.
Business Combination – Physicians Realty Trust Merger Valuation — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Physicians Realty Trust on March 1, 2024 for total consideration of $3.0 billion. The Company accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired, liabilities assumed, and noncontrolling interests based on their relative fair values, including approximately $3.7 billion of consolidated real estate, $891 million in related intangible assets, and $150 million in related intangible liabilities. The fair value determination of the real estate assets acquired and liabilities assumed required management to make significant estimates related to assumptions such as market land values, discount rates, capitalization rates, costs to execute similar leases, and fair market lease rates.
Given the fair value determination of assets acquired and liabilities assumed requires management to make significant estimates and assumptions such as market land values, discount rates, capitalization rates, costs to execute similar leases, and fair market lease rates, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of real estate assets acquired and liabilities assumed included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the identification of real estate assets, and the valuation methodology for estimating the fair value of real estate assets acquired and liabilities assumed.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) relevant market data, and (3) assumptions used in the valuation of land, buildings, and related intangible assets and liabilities, including testing the mathematical accuracy of the calculations, and comparing management’s assumptions to independently validated data sources used by market participants.
•We assessed the accuracy and completeness of the underlying data used in the valuation of land, buildings, and related intangible assets and liabilities including in-place lease agreements, square footage, and historical operating data.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 4, 2025
We have served as the Company’s auditor since 2010.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Real estate:
Buildings and improvements	$16,115,283	$13,329,464
Development costs and construction in progress	880,393	643,217
Land and improvements	2,918,758	2,647,633
Accumulated depreciation and amortization	(4,083,030)	(3,591,951)
Net real estate	15,831,404	13,028,363
Loans receivable, net of reserves of $10,499 and $2,830	717,190	218,450
Investments in and advances to unconsolidated joint ventures	936,814	782,853
Accounts receivable, net of allowance of $2,243 and $2,282	76,810	55,820
Cash and cash equivalents	119,818	117,635
Restricted cash	64,487	51,388
Intangible assets, net	817,254	314,156
Assets held for sale, net	7,840	117,986
Right-of-use asset, net	424,173	240,155
Other assets, net	942,465	772,044
Total assets	$19,938,255	$15,698,850

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$150,000	$720,000
Term loans	1,646,043	496,824
Senior unsecured notes	6,563,256	5,403,378
Mortgage debt	356,750	256,097
Intangible liabilities, net	191,884	127,380
Liabilities related to assets held for sale, net	—	729
Lease liability	307,220	206,743
Accounts payable, accrued liabilities, and other liabilities	725,342	657,196
Deferred revenue	940,136	905,633
Total liabilities	10,880,631	8,773,980

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	2,610	48,828

Common stock, $1.00 par value: 1,500,000,000 and 750,000,000 shares authorized; 699,485,139 and 547,156,311 shares issued and outstanding	699,485	547,156
Additional paid-in capital	12,847,252	10,405,780
Cumulative dividends in excess of earnings	(5,174,279)	(4,621,861)
Accumulated other comprehensive income (loss)	28,818	19,371
Total stockholders’ equity	8,401,276	6,350,446
Joint venture partners	315,821	310,998
Non-managing member unitholders	337,917	214,598
Total noncontrolling interests	653,738	525,596
Total equity	9,055,014	6,876,042
Total liabilities and equity	$19,938,255	$15,698,850

See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental and related revenues	$2,087,196	$1,631,805	$1,541,775
Resident fees and services	568,475	527,417	494,935
Interest income and other	44,778	21,781	23,300
Income from direct financing leases	—	—	1,168
Total revenues	2,700,449	2,181,003	2,061,178
Costs and expenses:
Interest expense	280,430	200,331	172,944
Depreciation and amortization	1,057,205	749,901	710,569
Operating	1,074,861	902,060	862,991
General and administrative	97,162	95,132	131,033
Transaction and merger-related costs	132,685	17,515	4,853
Impairments and loan loss reserves (recoveries), net	22,978	(5,601)	7,004
Total costs and expenses	2,665,321	1,959,338	1,889,394
Other income (expense):
Gain (loss) on sales of real estate, net	178,695	86,463	9,078
Other income (expense), net	59,345	6,808	326,268
Total other income (expense), net	238,040	93,271	335,346
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	273,168	314,936	507,130
Income tax benefit (expense)	(4,350)	9,617	4,425
Equity income (loss) from unconsolidated joint ventures	(1,515)	10,204	1,985
Income (loss) from continuing operations	267,303	334,757	513,540
Income (loss) from discontinued operations	—	—	2,884
Net income (loss)	267,303	334,757	516,424
Noncontrolling interests’ share in continuing operations	(24,161)	(28,748)	(15,975)
Net income (loss) attributable to Healthpeak Properties, Inc.	243,142	306,009	500,449
Participating securities’ share in earnings	(758)	(1,725)	(2,657)
Net income (loss) applicable to common shares	$242,384	$304,284	$497,792

Basic earnings (loss) per common share:
Continuing operations	$0.36	$0.56	$0.92
Discontinued operations	—	—	0.00
Net income (loss) applicable to common shares	$0.36	$0.56	$0.92
Diluted earnings (loss) per common share:
Continuing operations	$0.36	$0.56	$0.92
Discontinued operations	—	—	0.00
Net income (loss) applicable to common shares	$0.36	$0.56	$0.92
Weighted average shares outstanding:
Basic	675,680	547,006	538,809
Diluted	676,233	547,275	539,147
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$267,303	$334,757	$516,424
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	9,462	(8,900)	30,145
Change in Supplemental Executive Retirement Plan obligation and other	(15)	137	1,136
Total other comprehensive income (loss)	9,447	(8,763)	31,281
Total comprehensive income (loss)	276,750	325,994	547,705
Total comprehensive (income) loss attributable to noncontrolling interests’ share in continuing operations	(24,161)	(28,748)	(15,975)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$252,589	$297,246	$531,730
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

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (CONTINUED)
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2023	547,156	$547,156	$10,405,780	$(4,621,861)	$19,371	$6,350,446	$525,596	$6,876,042	$48,828
Net income (loss)	—	—	—	243,142	—	243,142	24,111	267,253	50
Other comprehensive income (loss)	—	—	—	—	9,447	9,447	—	9,447	—
Shares issued as part of the Merger	162,231	162,231	2,611,916	—	—	2,774,147	—	2,774,147	—
Issuance of common stock, net	434	434	660	—	—	1,094	—	1,094	—
Conversion of DownREIT units to common stock	256	256	4,968	—	—	5,224	(5,224)	—	—
Repurchase of common stock	(10,592)	(10,592)	(180,098)	—	—	(190,690)	—	(190,690)	—
Stock-based compensation	—	—	7,991	—	—	7,991	11,925	19,916	—
Common dividends ($1.20 per share)	—	—	—	(795,560)	—	(795,560)	—	(795,560)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(36,354)	(36,354)	(468)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	12
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(52,886)
Noncontrolling interests acquired as part of the Merger	—	—	—	—	—	—	133,684	133,684	3,109
Adjustments to redemption value of redeemable noncontrolling interests	—	—	(3,965)	—	—	(3,965)	—	(3,965)	3,965
December 31, 2024	699,485	$699,485	$12,847,252	$(5,174,279)	$28,818	$8,401,276	$653,738	$9,055,014	$2,610
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$267,303	$334,757	$516,424
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	1,057,205	749,901	710,569
Stock-based compensation amortization expense	15,543	14,480	26,456
Merger-related post-combination stock compensation expense	16,223	—	—
Amortization of deferred financing costs and debt discounts (premiums)	28,974	11,916	10,881
Straight-line rents	(41,276)	(14,387)	(49,183)
Amortization of non-refundable entrance fees and above (below) market lease intangibles	(119,750)	(108,988)	(102,747)
Equity loss (income) from unconsolidated joint ventures	1,515	(10,204)	(2,049)
Distributions of earnings from unconsolidated joint ventures	12,000	910	943
Loss (gain) on sale of real estate under direct financing leases	—	—	(22,693)
Deferred income tax expense (benefit)	(1,693)	(14,605)	(6,001)
Impairments and loan loss reserves (recoveries), net	22,978	(5,601)	7,004
Loss (gain) on sales of real estate, net	(178,695)	(86,463)	(10,422)
Loss (gain) upon change of control, net	(77,548)	(234)	(311,438)
Casualty-related loss (recoveries), net	29,076	(3,085)	7,168
Other non-cash items	(6,133)	4,900	6,489
Changes in:
Decrease (increase) in accounts receivable and other assets, net	(40,860)	(21,566)	(17,433)
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	85,635	104,511	136,293
Net cash provided by (used in) operating activities	1,070,497	956,242	900,261
Cash flows from investing activities:
Acquisitions of real estate	(6,787)	(15,847)	(178,133)
Development, redevelopment, and other major improvements of real estate	(597,494)	(731,206)	(861,636)
Leasing costs, tenant improvements, and recurring capital expenditures	(115,784)	(113,596)	(108,510)
Proceeds from sales of real estate, net	648,548	141,651	47,885
Proceeds from the South San Francisco JVs transaction, net	—	—	125,985
Proceeds from the Callan Ridge JV transaction, net	125,662	—	—
Investments in unconsolidated joint ventures	(61,602)	(88,391)	(21,143)
Distributions in excess of earnings from unconsolidated joint ventures	22,906	20,640	12,518
Proceeds from insurance recovery	8,711	24,980	1,450
Proceeds from sales/principal repayments on loans receivable and marketable debt securities	93,445	204,865	115,988
Investments in loans receivable and other	(52,189)	(19,850)	(10,747)
Cash paid in connection with the Merger, net	(179,215)	—	—
Net cash provided by (used in) investing activities	(113,799)	(576,754)	(876,343)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	3,741,250	10,344,705	15,882,153
Repayments under bank line of credit and commercial paper	(4,311,250)	(10,620,311)	(16,052,522)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	750,000	743,778	500,000
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(26,780)	(90,089)	(5,048)
Payments for deferred financing costs	(19,784)	(7,322)	(4,171)
Issuance of common stock and exercise of options, net of offering costs	317	278	308,100
Repurchase of common stock	(190,690)	(6,524)	(67,838)
Dividends paid on common stock	(794,783)	(657,021)	(648,047)
Distributions to and purchase of noncontrolling interests	(89,708)	(45,282)	(30,549)
Contributions from and issuance of noncontrolling interests	12	489	1,390
Net cash provided by (used in) financing activities	(941,416)	(337,299)	(116,532)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,282	42,189	(92,614)
Cash, cash equivalents, and restricted cash, beginning of year	169,023	126,834	219,448
Cash, cash equivalents, and restricted cash, end of year	$184,305	$169,023	$126,834
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
Rental and Related Revenues
The Company recognizes rental revenue from its outpatient medical and lab buildings in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). The Company commences recognition of rental revenue for operating lease arrangements when the tenant has taken possession or controls the physical use of a leased asset. The tenant is not considered to have taken physical possession or have control of the leased asset until the Company-owned tenant improvements are substantially complete. If a lease arrangement provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term.
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

For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. Recognizing rental income on a straight-line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of future minimum lease payments is not probable, the accounts receivable and straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. At December 31, 2024 and 2023, straight-line rent receivable, net of allowance, was $338 million and $310 million, respectively. Straight-line rent receivable is included in other assets, net in the Consolidated Balance Sheets.
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
The Company’s CCRCs are operated as entrance fee communities, which typically require a resident to pay an upfront entrance fee that includes both a refundable portion and non-refundable portion. When the Company receives a non-refundable entrance fee, it is recorded in deferred revenue in the Consolidated Balance Sheets and amortized into revenue over the estimated stay of the resident. The Company utilizes third-party actuarial experts in its determination of the estimated stay of residents.
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
Management Fee Income
The Company provides various services to certain of its unconsolidated joint ventures in exchange for fees and reimbursement. These services are considered related party transactions under ASC 850, Related Party Disclosures. Management fee income is recognized in interest income and other on the Consolidated Statements of Operations.
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

Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the years ended December 31, 2023 and 2022, the Company received government grants under the CARES Act primarily to cover increased expenses and lost revenues during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of December 31, 2024, the amount of qualifying expenditures and lost revenues exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.
The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Year Ended December 31,
	2024	2023	2022
Government grant income recorded in other income (expense), net	$—	$184	$6,765
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	—	229	878
Government grant income recorded in income (loss) from discontinued operations	—	—	217
Total government grants received	$—	$413	$7,860
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
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the Consolidated Statements of Cash Flows. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs consist of leasing commissions paid to employees and external third party brokers and lease incentives. Initial direct costs are included in other assets, net in the Consolidated Balance Sheets. At December 31, 2024 and 2023, the balance of net initial direct costs were $204 million and $172 million, respectively. Initial direct costs are amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term.
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
Business Combinations
For the Company’s real estate acquisitions that are accounted for as business combinations, such as the Merger, the Company allocates the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred. The fair values are determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant.
Other Assets, Net
Other assets, net consist primarily of straight-line rent receivable (as discussed above), initial direct costs (as discussed above), deferred income taxes (see Note 17), goodwill (see Note 10), corporate assets (see Note 7), derivative assets (see Note 22), other equity investments (as discussed below and see Note 19), and prepaid expenses.
Other Equity Investments
The Company has certain investments recognized in accordance with ASC 321, Investments–Equity Securities, within other assets, net on the Consolidated Balance Sheets. These investments do not have readily determinable fair values and the practical expedient to estimate fair value using net asset value per share has not been elected. Accordingly, the investments are measured at cost, less any impairments, and are adjusted for any observable price changes, with such changes included in earnings.
An observable price results from an orderly transaction for an identical or similar investment of the same issuer, which is observed by an investor without expending undue cost and effort. Observable price changes may result from equity transactions of the same issuer, including subsequent equity offerings. To determine whether transactions are indicative of an observable price change, the Company evaluates, among other factors, whether the transactions have similar rights and obligations, which include voting rights, distribution rights and preferences, and conversion features.

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
Advertising Costs
All advertising costs are expensed as incurred and reported within operating expenses on the Consolidated Statements of Operations. During the years ended December 31, 2024, 2023, and 2022, total advertising expense was $9 million, $8 million, and $8 million, respectively.
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

Recent Accounting Pronouncements
Adopted
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements so that investors can better understand an entity’s overall performance and assess potential future cash flows. The amendments in ASU 2023-07 include, but are not limited to: (i) disclosure of, on an annual basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (ii) disclosure of, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition (the other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss); (iii) disclosure of, on an interim basis, all currently required annual disclosures about a reportable segment’s profit (loss) and assets; (iv) clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit; and (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. During the year ended December 31, 2024, the amendments in ASU 2023-07 were adopted retrospectively and did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.
Not Yet Adopted
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
Expense Disaggregation. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires public companies to provide disaggregated disclosure in tabular format in the notes to financial statements of specific expenses, including but not limited to: (i) employee compensation, (ii) depreciation, and (iii) intangible asset amortization. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact these ASUs will have on its disclosures.

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
The Merger was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value. For accounting purposes, the Company was treated as the accounting acquirer of Physicians Realty Trust. The Company was considered to be the accounting acquirer primarily because: (i) the Company is the entity that transferred consideration to consummate the Merger; (ii) the Company’s stockholders as a group retained the largest portion of the voting rights of the Combined Company and have the ability to elect, appoint, or remove a majority of the members of the Combined Company’s board of directors; and (iii) its senior management constitutes the majority of management of the Combined Company.

The consideration transferred on the Closing Date is as follows (in thousands, except per share data):

March 1, 2024
Physicians Realty Trust common shares and Physicians Realty Trust restricted shares, PSUs, and RSUs exchanged(1)	240,699
Exchange Ratio	0.674
Shares of Healthpeak common stock issued	162,231
Closing price of Healthpeak common stock on March 1, 2024(2)	$17.10
Fair value of Healthpeak common stock issued to the former holders of Physicians Realty Trust common shares, restricted shares, PSUs, and RSUs	$2,774,147

Less: Fair value of share consideration attributable to the post-combination period(3)	(16,223)

Physicians Realty Trust revolving credit facility termination(4)	$175,411
Settlement of Physicians Realty Trust’s transaction costs	23,913
Payments made in connection with share settlement(5)	11,315
Cash consideration	$210,639

Consideration transferred	$2,968,563
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
Purchase Price Allocation
For the Company’s real estate acquisitions that are accounted for as business combinations, such as the Merger, the Company allocates the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred. The estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interests were based on information that was available at the Closing Date. The fair values were determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant.

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interests at the Closing Date (in thousands):

	Preliminary Amounts Recognized on the Closing Date	Measurement Period Adjustments	Amounts Recognized on the Closing Date (As Adjusted)
ASSETS
Real estate:
Buildings and improvements	$3,199,884	$(6,889)	$3,192,995
Development costs and construction in progress	68,171	—	68,171
Land and improvements	435,353	—	435,353
Real estate	3,703,408	(6,889)	3,696,519
Loans receivable	118,908	—	118,908
Investments in and advances to unconsolidated joint ventures	58,636	—	58,636
Accounts receivable, net(1)	9,536	(254)	9,282
Cash and cash equivalents	30,417	—	30,417
Restricted cash	1,007	—	1,007
Intangible assets(2)	890,827	—	890,827
Right-of-use asset	191,415	(113)	191,302
Other assets	44,691	(668)	44,023
Total assets	$5,048,845	$(7,924)	$5,040,921

LIABILITIES AND EQUITY
Term loans	$402,320	$—	$402,320
Senior unsecured notes	1,139,760	—	1,139,760
Mortgage debt	127,176	—	127,176
Intangible liabilities(3)	149,875	—	149,875
Lease liability	97,160	(113)	97,047
Accounts payable, accrued liabilities, and other liabilities	72,864	(2,976)	69,888
Total liabilities	$1,989,155	$(3,089)	$1,986,066

Redeemable noncontrolling interests	1,536	1,573	3,109

Joint venture partners(4)	20,109	(3,043)	17,066
Non-managing member unitholders(5)	116,618	—	116,618
Total noncontrolling interests	$136,727	$(3,043)	$133,684

Fair value of net assets acquired and liabilities assumed, net of noncontrolling interests	$2,921,427	$(3,365)	$2,918,062

Goodwill	47,136	3,365	50,501

Total purchase price	$2,968,563	$—	$2,968,563
_______________________________________
(1)Includes $14 million of gross contractual accounts receivable.
(2)The intangible assets acquired had a weighted average amortization period of 6 years (see Note 10).
(3)The intangible liabilities acquired had a weighted average amortization period of 9 years (see Note 10).
(4)Includes six consolidated joint ventures in which the Company held ownership interests ranging from 56.7% to 99.7% on the Closing Date.
(5)In connection with the Merger, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity. The Company controls the Partnership Surviving Entity via its ownership of its managing member, and the Partnership Surviving Entity is consolidated by the Company.
The measurement period adjustments recorded through December 31, 2024 are final and were primarily the result of additional information obtained during the measurement period by the Company related to certain assets acquired and liabilities assumed and updated valuations of noncontrolling interests, resulting in an increase to goodwill of $3 million.

Based on the final purchase price allocation of fair value, approximately $51 million has been allocated to goodwill. The recognized goodwill is attributable to expected synergies, cost savings, acquired workforce, and potential economies of scale benefits from outpatient medical property management and tenant and vendor relationships following the closing of the Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
Merger-Related Costs
During the year ended December 31, 2024, the Company incurred approximately $129 million of merger-related costs, which primarily related to advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust. Included in this amount is: (i) $38 million of fees paid to investment banks and advisors to help the Company negotiate the terms of the transactions contemplated by the Merger Agreement and to advise the Company on other merger-related matters, inclusive of $21 million of success-based fees incurred upon consummation of the Merger, (ii) $26 million of severance expense due to certain Physicians Realty Trust dual-trigger severance arrangements that are required to be recognized as post-combination expense in accordance with ASC 805, (iii) $16 million of post-combination stock compensation expense for the accelerated vesting of Physicians Realty Trust equity awards pursuant to the terms of the Merger Agreement, based on the fair value of Healthpeak common stock issued to holders of Physicians Realty Trust equity awards, (iv) $35 million of legal, accounting, tax, and other costs, and (v) $13 million of severance expense related to legacy Healthpeak employees. During the year ended December 31, 2023, the Company incurred approximately $11 million of merger-related costs, which primarily related to advisory, legal, accounting, tax, and other costs. These merger-related costs are included in transaction and merger-related costs on the Consolidated Statements of Operations.
Unaudited Pro Forma Financial Information
The Consolidated Statements of Operations for the year ended December 31, 2024 include $473 million of revenues and $6 million of net loss applicable to common shares associated with the results of operations of legacy Physicians Realty Trust from the Closing Date to December 31, 2024.
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

	Year Ended December 31,
	2024	2023
Total revenues	$2,765,670	$2,771,468
Net income (loss) applicable to common shares	353,347	24,630
The unaudited pro forma financial information above includes nonrecurring significant adjustments made to account for certain costs incurred as if the Merger had been completed on January 1, 2023. Transaction and merger-related costs of $129 million that were incurred during the year ended December 31, 2024, were excluded from the unaudited pro forma financial information for the year ended December 31, 2024, but included for the year ended December 31, 2023. The year ended December 31, 2023 also includes $11 million of transaction and merger-related costs that were recognized during the year then ended.
NOTE 4. Real Estate Investments

2024 Real Estate Investment Acquisitions
The Merger
As a result of the Merger, the Company acquired 299 outpatient medical buildings (see Note 3).
2023 Real Estate Investment Acquisitions
60 Loomis Land Parcel
In January 2023, the Company acquired a lab land parcel in Cambridge, Massachusetts for $9 million.

Wylie Outpatient Medical Building
In April 2023, the Company acquired the remaining 80% interest in one of the outpatient medical buildings in the Ventures IV unconsolidated joint venture for $4 million (see Note 9). Concurrent with the acquisition, the Company began consolidating the building and recognized a gain upon change of control of $0.2 million, which is recorded in other income (expense), net during the year ended December 31, 2023.
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
Development Activities
Construction, Tenant, and Other Capital Improvements
The following table summarizes the Company’s expenditures for construction, tenant improvements, and other capital improvements for its consolidated property investments, excluding expenditures related to properties classified as discontinued operations (in thousands):

	Year Ended December 31,
Segment	2024	2023	2022
Outpatient medical	$356,273	$236,135	$237,761
Lab	313,749	428,961	658,542
CCRC	66,741	109,465	65,691
	$736,763	$774,561	$961,994
NOTE 5.    Dispositions of Real Estate and Discontinued Operations

2024 Dispositions of Real Estate
During the year ended December 31, 2024, the Company sold: (i) a portfolio of 59 outpatient medical buildings for $674 million and provided the buyer with a mortgage loan secured by the real estate sold for $405 million (see Note 8), (ii) 14 outpatient medical buildings for $220 million, (iii) a portfolio of seven lab buildings for $180 million, (iv) a portfolio of two outpatient medical buildings for $23 million and provided the buyer with a mortgage loan secured by the real estate sold for $14 million (see Note 8), and (v) a portfolio comprised of a land parcel and various vacant buildings on certain of the Company’s CCRC campuses for $12 million, resulting in total net gain on sales of $179 million.
2023 Dispositions of Real Estate
During the year ended December 31, 2023, the Company sold two lab buildings in Durham, North Carolina, for $113 million and two outpatient medical buildings for $32 million, resulting in total gain on sales of $81 million.
2022 Dispositions of Real Estate
During the year ended December 31, 2022, the Company sold one lab building in Salt Lake City, Utah for $14 million and five outpatient medical buildings and one outpatient medical land parcel for $36 million, resulting in total gain on sales of $15 million.

Held for Sale and Discontinued Operations
As of December 31, 2024, one outpatient medical building was classified as held for sale, with a carrying value of $8 million, primarily comprised of net real estate assets. As of December 31, 2024, liabilities related to the asset held for sale were zero. As of December 31, 2023, two lab buildings and one outpatient medical building were classified as held for sale, with a carrying value of $118 million, primarily comprised of net real estate assets. As of December 31, 2023, liabilities related to the assets held for sale were $1 million. During the three months ended March 31, 2024, the Company sold the outpatient medical building and a 65% interest in the two lab buildings (see Note 9) that were classified as held for sale as of December 31, 2023.
In 2020, the Company concluded that the dispositions of its senior housing triple-net and SHOP portfolios represented a strategic shift that had a major effect on its operations and financial results. Therefore, the results of senior housing triple-net and SHOP assets are classified as discontinued operations in all periods presented herein. The Company has successfully completed the disposition of its senior housing triple-net and SHOP properties.
At each of December 31, 2024 and 2023, the total assets and total liabilities classified as discontinued operations were zero.
The results of discontinued operations during the years ended December 31, 2024, 2023, and 2022 are presented below (in thousands) and are included in the consolidated results of operations for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Resident fees and services	$—	$—	$7,489
Total revenues	—	—	7,489
Costs and expenses:
Operating	—	—	6,452
Total costs and expenses	—	—	6,452
Other income (expense):
Gain (loss) on sales of real estate, net	—	—	1,344
Other income (expense), net	—	—	169
Total other income (expense), net	—	—	1,513
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	—	—	2,550
Income tax benefit (expense)	—	—	270
Equity income (loss) from unconsolidated joint ventures	—	—	64
Income (loss) from discontinued operations	$—	$—	$2,884
NOTE 6.    Impairments of Real Estate

Impairment Charges
During the year ended December 31, 2024, the Company recognized an impairment charge of $13 million, which is reported in impairments and loan loss reserves (recoveries), net, on the Consolidated Statements of Operations related to one outpatient medical building that met the held for sale criteria. Upon classifying the asset as held for sale, the Company recognized an impairment charge to write down the building’s carrying value of $21 million to its fair value, less estimated costs to sell, of $8 million.
The fair value of the impaired asset was based on the forecasted sales price which is considered to be a Level 3 measurement within the fair value hierarchy. The Company’s fair value estimates primarily relied on a market approach, which utilized comparable market transactions and negotiations with prospective buyers.
During the years ended December 31, 2023 and 2022, the Company did not recognize any impairment charges.

Casualty-Related Charges
During the years ended December 31, 2024, 2023, and 2022, the Company recognized $30 million, $(3) million, and $6 million, respectively, of net casualty-related charges (recoveries). During the year ended December 31, 2024, such charges were primarily related to damages as a result of Hurricane Milton, partially offset by recoveries from proceeds received for water damage at an outpatient medical building during the year then ended. During the year ended December 31, 2023, such recoveries were primarily attributable to proceeds received for water damage at an outpatient medical building. During the year ended December 31, 2022, such charges were primarily attributable to damages as a result of Hurricane Ian. Casualty-related charges are recognized in other income (expense), net and equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. Also during the years ended December 31, 2024, 2023, and 2022, the Company collected business interruption proceeds of $0.7 million, $4 million, and $3 million, respectively, which are recognized in rental and related revenues and resident fees and services on the Consolidated Statements of Operations.
Other Losses
During the year ended December 31, 2022, the Company recognized $14 million of expenses within other income (expense), net on the Consolidated Statements of Operations for tenant relocation and other costs associated with the demolition of an outpatient medical building.
See Note 8 for information related to the Company’s reserve for loan losses.
NOTE 7.    Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed income from operating leases	$1,530,493	$1,236,502	$1,182,463
Variable income from operating leases	556,703	395,303	359,312
Interest income from direct financing leases	—	—	1,168
Direct Financing Leases
2022 Direct Financing Lease Sale
During the first quarter of 2022, the Company sold its remaining hospital under a DFL for $68 million and recognized a gain on sale of $23 million, which is included in other income (expense), net on the Consolidated Statements of Operations. Therefore, at December 31, 2024 and 2023, the Company had no leases classified as a DFL.
Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received from tenants under non-cancelable operating leases as of December 31, 2024 (in thousands):

Year	Amount
2025	$1,427,402
2026	1,339,275
2027	1,246,068
2028	1,138,062
2029	1,003,394
Thereafter	3,681,731
$9,835,932

Tenant Purchase Options
Certain leases contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable are as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2025	$16,109	12
2026	19,071	8
2027	8,415	4
2028	16,209	5
2029	6,053	7
Thereafter	22,364	9
	$88,221	45
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
Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases, excluding lease costs related to discontinued operations (dollars in thousands):

	Year Ended December 31,
Lease Expense Information:	2024	2023	2022
Total lease expense	$22,768	$17,010	$16,689

Weighted Average Lease Term and Discount Rate:	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases(1)	48	51

Weighted average discount rate:
Operating leases	4.79%	4.23%
_______________________________________
(1)As of December 31, 2024 and 2023, the weighted average remaining lease term including the Company’s options to extend its operating leases was 66 years and 67 years, respectively.
The following table summarizes future minimum lease payments under non-cancelable ground and other operating leases included in the Company’s lease liability as of December 31, 2024 (in thousands):

Year	Amount
2025	$21,514
2026	18,423
2027	18,434
2028	18,489
2029	18,687
Thereafter	738,666
Undiscounted minimum lease payments included in the lease liability	834,213
Less: imputed interest	(526,993)
Present value of lease liability	$307,220

Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases, in certain situations, the Company owns and operates certain property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets, net within the Company’s Consolidated Balance Sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company had $38 million and $39 million of corporate assets, respectively. Also included within other assets, net as of December 31, 2024 and 2023 is $8 million and $10 million, respectively, of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the years ended December 31, 2024, 2023, and 2022 is $2 million, $3 million, and $3 million, respectively, of depreciation expense related to corporate assets.
Denver Corporate Headquarters
During the year ended December 31, 2022, the Company recognized $7 million of charges in connection with the downsizing of the Company’s corporate headquarters in Denver, Colorado which are included in general and administrative expenses on the Consolidated Statements of Operations.
Tenant Updates
During the first quarter of 2023, the Company wrote off $9 million of straight-line rent receivable associated with four in-place operating leases with Sorrento Therapeutics, Inc. (“Sorrento”), which commenced voluntary reorganization proceedings (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code during the period. This write-off was recognized as a reduction in rental and related revenues on the Consolidated Statements of Operations. Subsequent to the write-off, revenue related to this tenant is recognized on a cash basis. Sorrento also had a single development lease with the Company, but had not taken occupancy at the time of the Filing. The Company has filed proofs of claims for damages related to its rejected leases, which include the development lease and three of the four operating leases. The Company filed proofs of claim for related damages during the year ended December 31, 2023, $4 million of which was received by the Company by drawing on Sorrento’s letters of credit and security deposits. These cash proceeds were recognized as lease termination fee income, which is included in rental and related revenues on the Consolidated Statements of Operations. In April 2024, the U.S. Bankruptcy Court approved the assignment and assumption of the remaining operating lease by the buyer of Sorrento’s assets. Given the nature of bankruptcy proceedings, the probability, timing, and amount of the additional proceeds, if any, that the Company may ultimately receive in connection with the claims are uncertain. Accordingly, the Company has not recorded any estimated recoveries associated with these claims as of December 31, 2024 or December 31, 2023.
On October 26, 2023, the Company amended its lease with Graphite Bio, Inc., which later merged with LENZ Therapeutics, Inc. in March 2024 (“Graphite Bio”), at one of its lab buildings in South San Francisco, California. Under the terms of the amended lease agreement, Graphite Bio’s lease expiration date was accelerated from April 2033 to December 2024 in exchange for an upfront cash payment of $37 million, comprised of a $21 million termination fee and $16 million prepayment of Graphite Bio’s contractual rent through the amended term. The $37 million was recognized as rental and related revenues on the Consolidated Statements of Operations on a straight-line basis through the amended term of the lease.
In July 2024, the Company executed an early lease renewal for approximately 2 million square feet leased by CommonSpirit Health (“CommonSpirit”). The renewal, which is subject to a master agreement, extended the weighted average lease term of existing leases from July 2027 to December 2035, amended the contractual rents to current market rates, and increased the annual contractual lease escalations from 2.5% to 3.0%. In connection with this extension, CommonSpirit was provided the right to reduce the amount of space leased by up to approximately 200,000 square feet at any time after the original lease maturity dates. These termination rights were evaluated for likelihood of exercise in accordance with ASC 842 in the determination of the lease term. During the year ended December 31, 2024, CommonSpirit represented 6% of revenues for the outpatient medical segment and 3% of total revenues.

NOTE 8.    Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2024	2023
Secured loans(1)(2)	$638,482	$178,678
CCRC resident loans	61,273	42,733
Mezzanine loans(2)	50,314	—
Unamortized discounts and fees(3)	(22,380)	(131)
Reserve for loan losses	(10,499)	(2,830)
Loans receivable, net	$717,190	$218,450
_______________________________________
(1)At December 31, 2024, the Company had $85 million of remaining commitments to fund additional loans for outpatient medical capital expenditure projects, of which $49 million related to loans acquired as part of the Merger. At December 31, 2023, the Company had $29 million of remaining commitments to fund additional loans for senior housing redevelopment and capital expenditure projects. This $29 million commitment was reduced to zero in February 2024 in conjunction with the refinance of the Sunrise Senior Housing Portfolio Seller Financing as discussed below.
(2)Includes secured loans and mezzanine loans acquired as part of the Merger (see Note 3).
(3)As of December 31, 2024, includes net unamortized discounts of $3 million related to the loans receivable acquired as part of the Merger (see Note 3) and an $18 million unamortized mark-to-market discount related to the Outpatient Medical Seller Financing as discussed below.
During the years ended December 31, 2024, 2023, and 2022, the Company recognized $40 million, $22 million, and $22 million, respectively, of interest income related to loans receivable in interest income and other on the Consolidated Statements of Operations.
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
As of December 31, 2024, unamortized net discounts on the secured loans and mezzanine loans acquired were $1 million and $2 million, respectively. These discounts are recognized in interest income and other on the Consolidated Statements of Operations using the effective interest rate method over the remaining term of the loans.
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

In February 2024, this loan reached its maturity and was refinanced with the Company. In connection with the refinance, the Company received a partial principal repayment of $69 million and the maturity date was extended to August 2027. The interest rate on the loan remained as Term SOFR (plus a 10 basis point adjustment related to SOFR transition) plus 4.0% for the first two years of the extended term, but increases to 5.0% for the last 18 months of the extended term and is now subject to a fixed floor of 9%. In connection with the refinance, the additional financing was reduced to $1 million, all of which was funded in February 2024. Therefore, at December 31, 2024, the Company had no commitment to provide the borrower with additional financing for capital expenditures. In May 2024, the Company received a partial principal repayment of $5 million in conjunction with the disposition of the underlying collateral. At December 31, 2024 and 2023, this secured loan had an outstanding principal balance of $58 million and $131 million, respectively.
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
In January 2024, the loan was refinanced with the Company and the maturity date was extended to January 2025. The interest rate on the loan remained as Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 7.0%, but is now subject to a fixed floor of 12%. The Company also received a $1 million extension fee in connection with the refinance, which is recognized in interest income over the remaining term of the loan. At each of December 31, 2024 and 2023, this secured loan had an outstanding principal balance of $48 million. In January 2025, the Company received full repayment of the outstanding balance of this seller financing.
Outpatient Medical Seller Financing
In conjunction with the sale of 59 outpatient medical buildings for $674 million in July 2024 and the 2 outpatient medical buildings for $23 million in November 2024 (see Note 5), the Company provided the buyer with a mortgage loan secured by the real estate sold for $405 million and $14 million, respectively. The remainder of the sales price was received in cash at the time of sales. The seller financing has an initial term that matures in July 2026 and includes two 12-month extension options. The interest rate on the seller financing is fixed at 6.0% for the initial term and increases to 6.5% during the optional extension periods. The Company also received a $1 million loan origination fee in connection with the loan, which is being recognized in interest income over the remaining term of the loan. In connection with this seller financing, the Company reduced the gain on sales of real estate and recognized a mark-to-market discount of $21 million during the year ended December 31, 2024. This discount is based on the difference between the stated interest rate and the corresponding prevailing market rate as of the transaction date. The discount is recognized as interest income over the term of the discounted loan using the effective interest rate method. During the year ended December 31, 2024, the Company recognized $3 million of non-cash interest income related to the amortization of this mark-to-market discount.
2025 Other Loans Receivable Transactions
In January 2025, the Company entered into a secured loan to provide up to $75 million to fund a portion of the acquisition and redevelopment of a lab building on a campus in San Diego, California. The initial term of this secured loan matures in January 2029 and includes one 12-month extension option. The stated fixed interest rate of this secured loan is 8%. Through January 2025, $28 million has been funded under this agreement.
In January 2025, the Company received full repayment of the outstanding balance of one $15 million secured loan with an original maturity of July 2027. As a result of this repayment, the $85 million of remaining commitments as of December 31, 2024 to fund additional loans for outpatient medical capital expenditure projects was reduced to $67 million.
2024 Other Loans Receivable Transactions
During the year ended December 31, 2024, the Company entered into and funded a $15 million mezzanine loan with a fixed interest rate of 11.00% and extended the maturity dates of the following: (i) one secured loan with an outstanding balance of $12 million from June 2024 to June 2025; (ii) one mezzanine loan with an outstanding balance of $2 million from May 2026 to May 2027; (iii) one mezzanine loan with an outstanding balance of $2 million from October 2024 to April 2026; and (iv) one mezzanine loan with an outstanding balance of $1 million from June 2024 to June 2025.

Additionally, during the year ended December 31, 2024, the Company entered into a construction loan agreement to provide up to $36 million to fund a portion of the construction of an outpatient medical building. This secured loan matures in December 2028 and has a stated fixed interest rate of 8.00%. As of December 31, 2024, there were no fundings under this agreement.
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
In December 2022, the Company extended the maturity dates of four secured loans with an aggregate outstanding balance of $61 million, originally scheduled to mature in December 2022, by one year to December 2023. In connection with the extensions, the interest rates on the loans were increased to a variable rate based on Term SOFR (plus a 10 basis point adjustment related to SOFR transition) with a floor of 8.5% for the first six months of the extended term, increasing to a floor of 10.5% for the last six months of the extended term. All four of these secured loans were repaid during 2023 as discussed above.
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the resident’s previous home. At December 31, 2024 and 2023, the Company held $61 million and $43 million, respectively, of such notes receivable.

Loans Receivable Internal Ratings
Refer to Note 2 for a discussion of the Company’s quarterly review process over its loans receivable and the related internal ratings process. The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of December 31, 2024 (in thousands):

Investment Type	Year of Origination(1)						Total
	2024	2023	2022	2021	2020	Prior
Secured loans
Risk rating:
Performing loans	$433,801	$48,663	$25,232	$105,088	$—	$—	$612,784
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$433,801	$48,663	$25,232	$105,088	$—	$—	$612,784
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$13,653	$5,284	$4,446	$6,572	$10,094	$3,084	$43,133
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$13,653	$5,284	$4,446	$6,572	$10,094	$3,084	$43,133
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$59,321	$1,790	$162	$—	$—	$—	$61,273
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$59,321	$1,790	$162	$—	$—	$—	$61,273
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
_______________________________________
(1)Additional fundings under existing loans are included in the year of origination of the initial loan.

Reserve for Loan Losses
Refer to Note 2 for a discussion of the Company’s assessment of current expected credit losses for loans receivable and unfunded loan commitments. The following table summarizes the Company’s reserve for loan losses (in thousands):

	December 31, 2024			December 31, 2023
	Secured Loans	Mezzanine Loans and Other(1)	Total	Secured Loans	Mezzanine Loans and Other(1)	Total
Reserve for loan losses, beginning of period	$2,830	$—	$2,830	$8,280	$—	$8,280
Provision for expected loan losses on funded loans receivable	2,744	4,925	7,669	2,088	—	2,088
Expected loan losses (recoveries) related to loans sold or repaid	—	—	—	(7,538)	—	(7,538)
Reserve for loan losses, end of period	$5,574	$4,925	$10,499	$2,830	$—	$2,830
_______________________________________
(1)Includes CCRC resident loans.
Additionally, at December 31, 2024 and 2023, a liability of $2.9 million and $0.7 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the year ended December 31, 2024 is primarily due to reserves recognized on secured loans and mezzanine loans receivable acquired as part of the Merger.
NOTE 9. Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2024	2023
South San Francisco JVs(3)	Lab	7	70	$446,145	$393,374
SWF SH JV	Other	19	54	322,551	332,693
Callan Ridge JV	Lab	2	35	69,709	—
PMAK JV(4)	Outpatient medical	59	12	32,511	—
Lab JV	Lab	1	49	29,916	31,761
Needham Land Parcel JV(5)	Lab	—	38	21,348	17,084
Davis JV(4)	Outpatient medical	15	49	7,435	—
Outpatient Medical JVs(6)	Outpatient medical	2	20 - 67	7,199	7,941
				$936,814	$782,853
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of December 31, 2024.
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
(5)Land held for development is excluded from the property count as of December 31, 2024.
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
At December 31, 2024 and 2023, the aggregate unamortized basis difference of the Company’s investments in unconsolidated joint ventures of $42 million and $49 million, respectively, is primarily attributable to the difference between the amount for which the Company purchased its interest in certain joint ventures and the historical carrying value of the net assets of the related joint ventures and capitalized interest related to the redevelopment activities at the South San Francisco JVs. The differences are amortized over the remaining useful lives of the related assets and are included in equity income (loss) from unconsolidated joint ventures.

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
Callan Ridge JV
In January 2024, the Company sold a 65% interest in two lab buildings in San Diego, California (the “Callan Ridge JV”) to a third-party (the “JV Partner”) for net proceeds of $128 million. Following the transaction, the Company and the JV Partner share in key decisions of the assets through their voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 35% investment in the Callan Ridge JV at fair value, and accounting for its investment using the equity method. The fair value of the Company’s retained investment was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the year ended December 31, 2024, the Company recognized a gain upon change of control of $78 million, which is recorded in other income (expense), net.
NOTE 10.    Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

	December 31,
Intangible lease assets	2024	2023
Gross intangible lease assets(1)	$1,468,985	$739,228
Accumulated depreciation and amortization(2)	(651,731)	(425,072)
Intangible assets, net	$817,254	$314,156

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)As of December 31, 2024 and 2023, includes $1.42 billion and $725 million, respectively, of gross lease-up intangibles and $45 million and $14 million, respectively, of gross above market lease intangibles.
(2)As of December 31, 2024 and 2023, includes $640 million and $418 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $12 million and $7 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

	December 31,
Intangible lease liabilities	2024	2023
Gross intangible lease liabilities	$351,602	$228,105
Accumulated depreciation and amortization	(159,718)	(100,725)
Intangible liabilities, net	$191,884	$127,380

Weighted average remaining amortization period in years	9	7

The following table sets forth amortization related to intangible assets, net and intangible liabilities, net (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization expense related to amortization of lease-up intangibles	$273,146	$102,249	$104,885
Rental and related revenues related to amortization of net below market lease liabilities	62,894	27,012	24,640
On the Closing Date of the Merger, the Company acquired intangible assets of $891 million, inclusive of $852 million of lease-up intangibles and $39 million of above market lease intangibles. Also on the Closing Date of the Merger, the Company assumed intangible liabilities of $150 million (see Note 3). The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of 6 years and 9 years, respectively.
During the year ended December 31, 2023, in conjunction with the Company’s acquisition of real estate, the Company acquired $0.5 million of intangible assets with a weighted average amortization period at acquisition of 5 years.
The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter (in thousands):

	Rental and Related Revenues	Depreciation and Amortization
2025	$32,618	$256,925
2026	29,231	171,520
2027	23,304	107,925
2028	17,899	77,072
2029	13,168	53,829
Thereafter	42,816	117,135
	$159,036	$784,406
Goodwill
On the Closing Date of the Merger, inclusive of measurement period adjustments, the Company recognized goodwill of $51 million, which was allocated to the Company’s outpatient medical segment (see Note 3). Goodwill is included in other assets, net on the Consolidated Balance Sheets. At December 31, 2024 and 2023, goodwill was allocated to the Company’s segment assets as follows (in thousands):

Segment	December 31, 2024	December 31, 2023
Outpatient medical	$64,680	$14,178
CCRC	1,998	1,998
Other non-reportable	1,851	1,851
	$68,529	$18,027
During the years ended December 31, 2024, 2023, and 2022, the fair value of the assets within each of the Company’s reporting units was greater than the respective carrying value of the assets and related goodwill, and as a result, no impairment charges were recognized.
NOTE 11.    Debt

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
In connection with the assumption of the 2028 Term Loan, the Company acquired three related interest rate swap instruments that were redesignated as cash flow hedges as of the Closing Date. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of December 31, 2024, the 2028 Term Loan had a blended fixed effective interest rate of 4.44%, inclusive of the impact of these interest rate swap instruments and amortization of the related premium. See also Note 22 for a discussion of the impact of the related interest rate swap instruments.
Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) Daily SOFR (plus a 10 basis point adjustment related to SOFR transition). The applicable margin under the 2028 Term Loan ranges from 0.85% to 1.65% for Daily SOFR loans and is based on the credit ratings of DOC DR OP Sub. Based on the Company’s credit ratings as of December 31, 2024, and inclusive of the adjustment related to SOFR transition, the margin on the 2028 Term Loan was 1.00%.
Additionally, on March 1, 2024, concurrently with the consummation of the Merger, DOC DR OP Sub assumed, and the Company and Healthpeak OP guaranteed, Physicians Partnership’s $1.25 billion aggregate principal of senior unsecured notes (see Note 3), including: (i) $400 million aggregate principal amount of 4.30% senior unsecured notes due 2027, (ii) $350 million aggregate principal amount of 3.95% senior unsecured notes due 2028, and (iii) $500 million aggregate principal amount of 2.63% senior unsecured notes due 2031. On the Closing Date, the Company capitalized $1 million of costs paid to the bondholders, which are being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related senior unsecured notes. The senior unsecured notes contain certain covenants that are consistent with Healthpeak OP’s previously issued senior unsecured notes, as further described below.
Lastly, on March 1, 2024, concurrently with the consummation of the Merger, the Company assumed $128 million aggregate principal of mortgage debt (see Note 3), which was secured by five outpatient medical buildings, with an aggregate carrying value of $259 million as of March 1, 2024. Of this $128 million, $59 million was fixed rate debt with a weighted average contractual interest rate of 3.77% and maturities ranging from November 2024 through December 2026 and $69 million was variable rate debt with a weighted average contractual interest rate of 7.25% and maturities ranging from December 2026 through November 2028. The Company recognized a net discount of $0.5 million on the $128 million aggregate principal of mortgage debt assumed on the Closing Date, which is being amortized into interest expense on the Consolidated Statements of Operations using the effective interest rate method. The Company acquired one related interest rate swap instrument with a notional amount of $36 million of variable rate mortgage debt that was redesignated as a cash flow hedge as of the Closing Date (see Note 22), which matured in October 2024.

Bank Line of Credit and Term Loans
Revolving Facility
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026 with two six-month extension options, subject to certain customary conditions. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from LIBOR to SOFR. On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Revolving Facility to, among other things, join DOC DR Holdco and DOC DR OP Sub as guarantors of Healthpeak OP’s obligations under the Revolving Facility. In December 2024, the Company amended and restated its Revolving Facility to extend the maturity date to January 19, 2029. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at December 31, 2024, and inclusive of a 10 basis point adjustment related to SOFR transition, the margin on the Revolving Facility was 0.88% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of December 31, 2024 and 2023, the Company had no balance outstanding under the Revolving Facility.
Term Loan Agreement
On August 22, 2022, the Company executed a term loan agreement (as amended or modified as described herein, the “Term Loan Agreement”) that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million (the “2027 Term Loans”). The 2027 Term Loans were available to be drawn from time to time during a 180-day period after closing, subject to customary borrowing conditions, and the Company drew the entirety of the $500 million under the 2027 Term Loans in October 2022. $250 million of the 2027 Term Loans have an initial stated maturity of 4.5 years, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the 2027 Term Loans has a stated maturity of five years with no option to extend.
Loans outstanding under the 2027 Term Loans accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loans also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loans may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of December 31, 2024, and inclusive of achievement of a sustainability-linked metric and an adjustment related to SOFR transition, the margin on the 2027 Term Loans was 0.94%.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 22). The 2027 Term Loans associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of December 31, 2024, the 2027 Term Loans had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $1.0 billion to $1.5 billion, subject to securing additional commitments, (ii) the Company borrowed senior unsecured term loans in an aggregate principal amount of $750 million with a stated maturity of five years (the “2029 Term Loan”), and (iii) DOC DR Holdco and DOC DR OP Sub were joined as guarantors of Healthpeak OP’s obligations under the Term Loan Agreement. As of December 31, 2024, the unused borrowing capacity under the Term Loan Agreement was $250 million.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of December 31, 2024, and inclusive of an adjustment related to SOFR transition, the margin on the 2029 Term Loan was 0.95%.
In January 2024, the Company entered into forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 22). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of December 31, 2024, the 2029 Term Loan had a blended fixed effective interest rate of 4.66%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
At December 31, 2024 and 2023, the Company had $1.25 billion and $500 million, respectively, of loans outstanding under the Term Loan Agreement.

The Revolving Facility, 2027 Term Loans, 2028 Term Loan, and 2029 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at December 31, 2024.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of December 31, 2024 and 2023, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. During each of the years ended December 31, 2024, 2023, and 2022, the Company recognized $9 million of interest expense related to fees and amortization of debt issuance costs related to its Commercial Paper Program and Revolving Facility. At December 31, 2024, the Company had $150 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 25 days and a weighted average interest rate of 4.65%. At December 31, 2023, the Company had $720 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 37 days and a weighted average interest rate of 5.70%.
Senior Unsecured Notes
At December 31, 2024 and 2023, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.7 billion and $5.5 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2024.
During the year ended December 31, 2024, there were no issuances, repurchases, or redemptions of senior unsecured notes; however, as described above, concurrently with the consummation of the Merger, the Company assumed $1.25 billion aggregate principal of senior unsecured notes.
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
In February 2025, the Company repaid $348 million aggregate principal amount of 3.40% senior unsecured notes at maturity.
Mortgage Debt
At December 31, 2024 and 2023, the Company had $356 million and $255 million, respectively, in aggregate principal of mortgage debt outstanding. At December 31, 2024, this mortgage debt was secured by 19 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $770 million. At December 31, 2023, this mortgage debt was secured by 15 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $587 million.
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

During the years ended December 31, 2024, 2023, and 2022, the Company made aggregate principal repayments of mortgage debt of $27 million, $90 million, and $5 million, respectively (excluding mortgage debt on assets held for sale and discontinued operations). Included in the $27 million of aggregate principal payments of mortgage debt for the year ended December 31, 2024 was a $23 million full principal repayment of mortgage debt secured by one outpatient medical building acquired as part of the Merger that matured in November 2024. Included in the $90 million of aggregate principal repayments of mortgage debt for the year ended December 31, 2023 was an $85 million full principal repayment of mortgage debt secured by one CCRC that matured in December 2023.
The Company has $142 million of mortgage debt secured by a portfolio of 13 outpatient medical buildings that matures in May 2026. In April 2022, the Company terminated its existing interest rate cap instruments associated with this variable rate mortgage debt and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026. In February 2023, the agreements associated with this variable rate mortgage debt were amended to change the interest rate benchmarks from LIBOR to SOFR, effective March 2023. Concurrently, the Company modified the related interest rate swap instruments to reflect the change in the interest rate benchmarks from LIBOR to SOFR (see Note 22). The variable rate mortgage debt associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2024 (dollars in thousands):

				Senior Unsecured Notes(3)		Mortgage Debt(4)
Year	Bank Line of Credit(1)	Commercial Paper(1)(2)	Term Loans	Amount	Interest Rate(5)	Amount	Interest Rate(5)	Total
2025	$—	$—	$—	$800,000	3.92%	$7,432	6.28%	$807,432
2026	—	—	—	650,000	3.40%	344,999	5.13%	994,999
2027	—	—	500,000	850,000	3.23%	842	5.59%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,775	5.34%	1,252,775
2029	—	150,000	750,000	650,000	3.65%	—	—%	1,550,000
Thereafter	—	—	—	2,900,000	4.51%	—	—%	2,900,000
	—	150,000	1,650,000	6,700,000		356,048		8,856,048
Premiums, (discounts), and debt issuance costs, net	—	—	(3,957)	(136,744)		702		(139,999)
	$—	$150,000	$1,646,043	$6,563,256		$356,750		$8,716,049
_______________________________________
(1)As of December 31, 2024, total unamortized debt issuance costs for the Revolving Facility and Commercial Paper Program were $18 million, which are recorded in other assets, net on the Consolidated Balance Sheets.
(2)Commercial Paper Program borrowings are backstopped by the availability under the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(3)Effective interest rates on the senior unsecured notes range from 1.54% to 6.87% with a weighted average effective interest rate of 3.96% and a weighted average maturity of approximately 5 years.
(4)Effective interest rates on the mortgage debt range from 3.44% to 8.50% with a weighted average effective interest rate of 5.16% and a weighted average maturity of approximately 2 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
(5)Represents the weighted-average effective interest rate as of the end of the applicable period, including amortization of debt premiums (discounts) and debt issuance costs.
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

DownREITs and Other Partnerships
In connection with the formation of DownREITs, members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. As of December 31, 2024, the Company had indemnification agreements on a total of 41 properties within its DownREITs. In January 2025, indemnification agreements on 13 properties expired.
Additionally, the Company owns a 49% interest in the Lab JV (see Note 9). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.
Commitments
The following table summarizes the Company’s material commitments, excluding obligations as the lessee under operating leases (see Note 7), commitments to fund additional loans for outpatient medical capital expenditure projects (see Note 8), debt service obligations (see Note 11), and potential future obligations related to redeemable noncontrolling interests (see Note 13) at December 31, 2024 (in thousands):

Amount
Development and redevelopment commitments(1)	$199,139
Lease and other contractual commitments(2)	84,654
Letters of credit(3)	11,929
$295,722
_______________________________________
(1)Represents construction and other commitments as of December 31, 2024 for developments and redevelopments in progress and includes allowances for Company-owned tenant improvements that the Company has provided as a lessor.
(2)Represents the Company’s commitments, as lessor, under signed leases and contracts for operating properties as of December 31, 2024 and includes allowances for Company-owned tenant improvements and leasing commissions. Excludes allowances for Company-owned tenant improvements related to developments and redevelopments in progress for which the Company has executed an agreement with a general contractor to complete the tenant improvements (recognized in the “Development and redevelopment commitments” line).
(3)Represents 15 outstanding letter of credit obligations expiring in 2025 and one outstanding letter of credit obligation expiring in 2026.
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

NOTE 13.    Equity and Redeemable Noncontrolling Interests

Dividends
On February 3, 2025, the Company’s Board of Directors declared a quarterly common stock cash dividend of $0.305 per share, reflecting an increase from $0.30 to $0.305 per share. The common stock cash dividend will be paid on February 26, 2025 to stockholders of record as of the close of business on February 14, 2025.
During each of the years ended December 31, 2024, 2023, and 2022, the Company declared and paid common stock cash dividends of $1.20.
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
At December 31, 2024, $1.5 billion of the Company’s common stock remained available for sale under the 2023 ATM Program.
ATM Forward Contracts
During the year ended December 31, 2021, the Company utilized the forward provisions under the 2020 ATM Program to allow for the sale of an aggregate of 9.1 million shares of its common stock at an initial weighted average net price of $35.25 per share, after commissions. In December 2022, the Company settled all 9.1 million shares previously outstanding under ATM forward contracts at a weighted average net price of $34.01 per share, after commissions, resulting in net proceeds of $308 million. During the years ended December 31, 2024, 2023, and 2022 the Company did not utilize the forward provisions under the ATM Programs.
ATM Direct Issuances
During each of the years ended December 31, 2024, 2023, and 2022, there were no direct issuances of shares of common stock under the ATM Programs.

Share Repurchase Programs
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company could acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “2022 Share Repurchase Program”). Purchases of common stock under the 2022 Share Repurchase Program could be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. During the year ended December 31, 2022, the Company repurchased 2.1 million shares of its common stock under the 2022 Share Repurchase Program at a weighted average price of $27.16 per share for a total of $56 million. During the year ended December 31, 2023, there were no repurchases under the 2022 Share Repurchase Program. During the year ended December 31, 2024, the Company repurchased 10.5 million shares of its common stock under the 2022 Share Repurchase Program at a weighted average price of $17.98 per share for a total of $188 million.
On July 24, 2024, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, the Company may acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. As of December 31, 2024, no shares have been repurchased under the 2024 Share Repurchase Program. Therefore, at December 31, 2024, $500 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.
Other Common Stock Activities
The following table summarizes the Company’s other common stock activities (in thousands):

	Year Ended December 31,
	2024	2023	2022
Dividend reinvestment and stock purchase plan	$57	$70	$59
Conversion of DownREIT units	256	72	27
Vesting of restricted stock units	377	613	820
Repurchase of common stock	10,592	241	2,418
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2024	2023
Unrealized gains (losses) on derivatives, net	$30,707	$21,245
Supplemental Executive Retirement Plan minimum liability	(1,889)	(1,874)
Total accumulated other comprehensive income (loss)	$28,818	$19,371
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
On March 1, 2024, concurrently with the consummation of the Merger, the Company assumed one redeemable noncontrolling interest, which had not yet met the conditions for redemption as of December 31, 2024. This interest will become redeemable in September 2025.
In April 2024, the Company exercised its option to buy out four redeemable noncontrolling interests that met the criteria for redemption. Accordingly, during the year ended December 31, 2024, the Company made aggregate cash payments for the total redemption value of $53 million to the related noncontrolling interest holders and acquired the redeemable noncontrolling interests associated with the entities.
Healthpeak OP
Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, OP Unitholders were issued approximately 2 million OP Units during the year ended December 31, 2023, all of which were LTIP Units (as defined in Note 15). During the year ended December 31, 2024, OP Unitholders were issued approximately 2 million OP Units, all of which were LTIP Units. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of December 31, 2024, there were approximately 3 million OP Units outstanding and 76 thousand had met the criteria for redemption. As of December 31, 2023, there were approximately 2 million OP Units outstanding, none of which had met the criteria for redemption.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At December 31, 2024, there were approximately 11 million DownREIT units (14 million shares of Healthpeak common stock are issuable upon conversion) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At December 31, 2024, the carrying value of the 11 million DownREIT units was $310 million. At December 31, 2023, there were approximately 5 million DownREIT units (7 million shares of Healthpeak common stock are issuable upon conversion) outstanding in seven DownREIT LLCs, for all of which the Company acts as the managing member. At December 31, 2023, the carrying value of the 5 million DownREIT units was $199 million.
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
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator - Basic
Income (loss) from continuing operations	$267,303	$334,757	$513,540
Noncontrolling interests’ share in continuing operations	(24,161)	(28,748)	(15,975)
Income (loss) from continuing operations attributable to Healthpeak Properties, Inc.	243,142	306,009	497,565
Less: Participating securities’ share in continuing operations	(758)	(1,725)	(2,657)
Income (loss) from continuing operations applicable to common shares	242,384	304,284	494,908
Income (loss) from discontinued operations	—	—	2,884
Net income (loss) applicable to common shares	$242,384	$304,284	$497,792
Numerator - Dilutive
Net income (loss) applicable to common shares	$242,384	$304,284	$497,792
Add: distributions on dilutive convertible units and other	107	—	—
Dilutive net income (loss) available to common shares	$242,491	$304,284	$497,792
Denominator
Basic weighted average shares outstanding	675,680	547,006	538,809
Dilutive potential common shares - equity awards(1)	148	269	338
Dilutive potential common shares - OP Units(2)	405	—	—
Diluted weighted average common shares	676,233	547,275	539,147
Basic earnings (loss) per common share
Continuing operations	$0.36	$0.56	$0.92
Discontinued operations	—	—	0.00
Net income (loss) applicable to common shares	$0.36	$0.56	$0.92
Diluted earnings (loss) per common share
Continuing operations	$0.36	$0.56	$0.92
Discontinued operations	—	—	0.00
Net income (loss) applicable to common shares	$0.36	$0.56	$0.92
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the year ended December 31, 2024, represents the dilutive impact of 3 million outstanding OP Units.
For the years ended December 31, 2024, 2023, and 2022, all 14 million, 7 million, and 7 million shares issuable upon conversion of DownREIT units, respectively, were not included because they were anti-dilutive. For the years ended December 31, 2024 and 2023, forward equity sales agreements had no dilutive impact as no shares were outstanding under ATM forward contracts during the year. For the year ended December 31, 2022, all shares that were settled during the year then ended were anti-dilutive.

NOTE 15.    Compensation Plans

Stock-Based Compensation
On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (the “2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan, which was amended and restated in 2019 and further amended in 2023 (the “2014 Plan”). Following the adoption of the 2014 Plan, no new awards were issued under the 2006 Plan. On April 27, 2023, the Company’s stockholders approved the 2023 Performance Plan (the “2023 Plan” and collectively with the 2006 Plan and the 2014 Plan, the “Plans”). Following the adoption of the 2023 Plan, no new awards may be issued under the 2014 Plan. The Plans provide for the granting of stock-based compensation to officers, employees, and directors, including stock options, restricted stock, restricted stock units, and with respect to the 2014 and 2023 Plans, profits interests in Healthpeak OP (“LTIP Units”). The maximum number of shares reserved for awards under the 2023 Plan is 31 million shares, and, as of December 31, 2024, 28 million of the reserved shares under the 2023 Plan are available for future awards, of which 19 million shares may be issued as restricted stock, restricted stock units, or LTIP Units.
Restricted Stock Units
Under the Plans, time-based restricted stock units and market-based restricted stock units (collectively, “Restricted Stock Units”) are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. Restrictions on certain awards generally lapse, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control, or other specified events. The fair market value of Restricted Stock Units is expensed over the period of vesting. Time-based restricted stock units, which vest based solely upon passage of time, generally vest on a graded schedule over a period of one to five years. The fair value of time-based restricted stock units is determined based on the closing market price of the Company’s shares on the grant date. Market-based restricted stock units, which vest dependent upon attainment of total shareholder return (“TSR”) performance that equal or exceed threshold levels as measured against certain peer and industry benchmarks, generally vest in their entirety at the end of a three-year performance period. The number of shares that ultimately vest based on performance can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of market-based restricted stock units is determined based on the Monte Carlo valuation model primarily using the following assumptions for awards granted during the years ended December 31, 2024, 2023, and 2022, respectively: (i) expected term of 3 years, 3 years, and 3 years (equal to the remaining performance period at the grant date), (ii) historical volatility of 26.0%, 33.0%, and 38.9%, (iii) dividend yield of 5.2%, 4.4%, and 3.5%, (iv) risk-free rate of 4.5%, 4.4%, and 1.8%, and (v) post-vesting restrictions discount of 10.0%, 10.0%, and 5.8%. The total grant date fair value of time-based restricted stock units and market-based restricted stock units granted during the years ended December 31, 2024, 2023, and 2022 was $11 million, $9 million, and $27 million, respectively. The total fair value (at vesting) of time-based restricted stock units and market-based restricted stock units that vested during the years ended December 31, 2024, 2023, and 2022 was $7 million, $16 million, and $27 million, respectively.
Upon vesting of Restricted Stock Units, the participant is required to pay the related tax withholding obligation, as applicable. The Company reduces the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2024, 2023, and 2022, the Company withheld 123,000, 241,000, and 356,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the Restricted Stock Units.
LTIP Units
During each of the years ended December 31, 2024 and 2023, approximately 2 million LTIP Units were issued to officers of the Company. These awards are designed to qualify as “profits interests” in Healthpeak OP for federal income tax purposes. Such interests are initially not economically equivalent in value to a share of common stock until reaching one-for-one parity with the Company’s common stock, subject to any vesting conditions applicable to the award. When certain conditions are met, LTIP Units are converted to common units, which may then be redeemed for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP (see also Note 13).

Under the Plans, time-based LTIP Units and market-based LTIP Units (collectively, “LTIP Units”), are granted subject to certain restrictions. Time-based LTIP Units, which vest solely upon passage of time, generally vest over a period of three to six years. The fair value of the time-based LTIP Units is determined based on the closing market price of the Company’s shares on the grant date less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the time-based LTIP Units reaching parity. The market-based LTIP Units are granted at the maximum potential payout, inclusive of expected distributions during the performance period. Market-based LTIP Units, which vest dependent upon attainment of various levels of TSR performance that equal or exceed threshold levels as measured against certain peer and industry benchmarks, generally vest in their entirety at the end of a three-year performance period. The number of market-based LTIP Units that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria, and any difference from the original grant are forfeited. The fair value of market-based LTIP Units granted during the years ended December 31, 2024 and 2023 is determined based on the Monte Carlo valuation model using the same assumptions as market-based restricted stock units described above less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the market-based LTIP Units reaching parity with the value of the Company’s common stock and the vesting terms of the awards. The total grant date fair value of LTIP Units granted during the years ended December 31, 2024 and 2023 was $13 million and $29 million. The total fair value (at vesting) of LTIP Units that vested during the years ended December 31, 2024 and 2023 was $3 million and $2 million.
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
Stock Options
There have been no grants of stock options since 2014. Stock options outstanding and exercisable were zero at December 31, 2024 and 0.2 million at December 31, 2023. There were no stock options exercised under the Plans for the years ended December 31, 2024, 2023, and 2022. No compensation cost related to stock options was incurred during the years ended December 31, 2024, 2023, and 2022.
The following table summarizes Restricted Stock Unit and LTIP Unit activity for the year ended December 31, 2024 (units in thousands):

	Restricted Stock Units		LTIP Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	879	$29.91	1,894	$14.26
Granted	597	17.69	1,511	8.75
Vested	(377)	28.88	(199)	17.43
Forfeited	(224)	27.20	(304)	12.70
Unvested at December 31, 2024	875	$22.70	2,902	$10.88
Total stock-based compensation cost was $20 million, $19 million, and $32 million for the years ended December 31, 2024, 2023, and 2022, respectively, which was recognized in general and administrative expenses. The year ended December 31, 2022 included $10 million of severance-related charges resulting from a decrease in the requisite service period of restricted stock units associated with the Company's former CEO, as further described below. Of the total stock-based compensation cost, $4 million was capitalized as part of real estate for each of the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, there was $22 million of future expenses related to unvested stock-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of 1.6 years associated with future employee service. Compensation cost recognized for all Restricted Stock Units and LTIP Units is net of actual forfeitures.

Departure of Executives
On October 6, 2022, the Company and Thomas M. Herzog mutually agreed that Mr. Herzog would step down from his position as CEO and from the board of directors of the Company, effective immediately. On November 1, 2022, the Company and Troy E. McHenry mutually agreed that Mr. McHenry would step down from his position as Chief Legal Officer and General Counsel, effective immediately. During the fourth quarter of 2022, the Company recognized total severance-related charges of $33 million in general and administrative expenses on the Consolidated Statements of Operations, $10 million of which related to a decrease in the requisite service period of Restricted Stock Units as discussed above. These Restricted Stock Units continue to vest in accordance with the original terms of the grants. As of December 31, 2024 and 2023, $4 million and $8 million of these severance-related charges have not yet been paid and were included in accounts payable, accrued liabilities, and other liabilities on the Consolidated Balance Sheets.
NOTE 16.    Segment Disclosures

The Company’s operating segments, based on how its CODM, the President and Chief Executive Officer, evaluates the business and allocates resources, are as follows: (i) outpatient medical, (ii) lab, (iii) CCRC, (iv) an interest in an unconsolidated joint venture that owns 19 senior housing assets (the “SWF SH JV”), and (v) loans receivable. The Company’s reportable segments, as determined in accordance with ASC 280, Segment Reporting, are as follows: (i) outpatient medical, (ii) lab, and (iii) CCRC. The SWF SH JV and loans receivable are non-reportable segments that have been presented on a combined basis within the Notes to the Consolidated Financial Statements herein. The accounting policies of the segments are the same as those described in the Company’s Summary of Significant Accounting Policies (see Note 2).
The CODM evaluates performance based on property Adjusted NOI. Adjusted NOI is used to evaluate performance because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting it on an unlevered basis. Adjusted NOI represents real estate revenues (inclusive of rental and related revenues, resident fees and services, and government grant income and exclusive of interest income), less property level operating expenses; Adjusted NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI eliminates the effects of straight-line rents, amortization of market lease intangibles, termination fees, actuarial reserves for insurance claims that have been incurred but not reported, and the impact of deferred community fee income and expense.
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
Segment assets consist of real estate assets, intangible assets, and right-of-use assets. Non-segment assets consist of assets in the Company’s other non-reportable segments and corporate non-segment assets. Corporate non-segment assets consist primarily of corporate assets, including cash and cash equivalents, restricted cash, accounts receivable, other assets, and real estate assets held for sale. Reportable segment asset information is not provided to the CODM as the CODM does not use segment asset information to evaluate the business and allocate resources.

The following tables summarize information for the reportable segments for the year ended December 31, 2024 (in thousands):

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$1,205,744	$881,452	$568,475	$2,655,671
Healthpeak’s share of unconsolidated joint venture total revenues	24,041	19,733	—	43,774
Noncontrolling interests’ share of consolidated joint venture total revenues	(37,643)	(196)	—	(37,839)
Operating expenses(1)	(405,993)	(239,620)	(429,248)	(1,074,861)
Healthpeak’s share of unconsolidated joint venture operating expenses	(9,034)	(6,366)	—	(15,400)
Noncontrolling interests’ share of consolidated joint venture operating expenses	10,582	52	—	10,634
Adjustments to NOI(2)	(38,967)	(64,449)	(3,123)	(106,539)
Adjusted NOI for reportable segments	$748,730	$590,606	$136,104	$1,475,440
Plus: Adjustments to NOI(2)				106,539
Interest income and other				44,778
Interest expense				(280,430)
Depreciation and amortization				(1,057,205)
General and administrative				(97,162)
Transaction and merger-related costs				(132,685)
Impairments and loan loss reserves, net				(22,978)
Gain (loss) on sales of real estate, net				178,695
Other income (expense), net				59,345
Less: Healthpeak’s share of unconsolidated joint venture Adjusted NOI				(28,374)
Plus: Noncontrolling interests’ share of consolidated joint venture Adjusted NOI				27,205
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$273,168
_______________________________________
(1)See reconciliation of significant expense categories below.
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
The following table summarizes the Company’s significant expense categories by reportable segment for the year ended December 31, 2024 (in thousands):

	Outpatient Medical	Lab	CCRC
Compensation and property management	$56,066	$33,058	$277,686
Food	—	—	26,513
Real estate taxes	95,286	78,488	15,472
Repairs and maintenance	61,409	30,555	18,373
Utilities	69,690	50,793	22,309
Other segment items(1)	123,542	46,726	68,895
Operating expenses	$405,993	$239,620	$429,248
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other administrative expense.
•CCRC – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other administrative expense.

The following tables summarize information for the reportable segments for the year ended December 31, 2023 (in thousands):

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$753,479	$878,326	$527,417	$2,159,222
Government grant income(1)	—	—	184	184
Healthpeak’s share of unconsolidated joint venture total revenues	3,033	9,924	—	12,957
Noncontrolling interests’ share of consolidated joint venture total revenues	(35,073)	(619)	—	(35,692)
Operating expenses(2)	(263,132)	(229,630)	(413,472)	(906,234)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,189)	(4,092)	—	(5,281)
Noncontrolling interests’ share of consolidated joint venture operating expenses	9,921	156	—	10,077
Adjustments to NOI(3)	(14,314)	(36,524)	(1,618)	(52,456)
Adjusted NOI for reportable segments	$452,725	$617,541	$112,511	$1,182,777
Plus: Adjustments to NOI(3)				52,456
Interest income and other				21,781
Interest expense				(200,331)
Depreciation and amortization				(749,901)
Corporate non-segment operating expenses				4,174
General and administrative				(95,132)
Transaction and merger-related costs				(17,515)
Impairments and loan loss reserves, net				5,601
Gain (loss) on sales of real estate, net				86,463
Other income (expense), net				6,808
Less: Government grant income				(184)
Less: Healthpeak’s share of unconsolidated joint venture Adjusted NOI				(7,676)
Plus: Noncontrolling interests’ share of consolidated joint venture Adjusted NOI				25,615
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$314,936
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations (see Note 2).
(2)See reconciliation of significant expense categories below.
(3)Represents straight-line rents, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.
The following table summarizes the Company’s significant expense categories by reportable segment for the year ended December 31, 2023 (in thousands):

	Outpatient Medical	Lab	CCRC
Compensation and property management	$29,752	$18,096	$260,624
Food	—	—	25,076
Real estate taxes	59,255	77,690	15,851
Repairs and maintenance	38,277	30,554	17,295
Utilities	43,348	45,490	22,787
Other segment items(1)	92,500	57,800	71,839
Operating expenses	$263,132	$229,630	$413,472
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other administrative expense.
•CCRC – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other administrative expense.

The following tables summarize information for the reportable segments for the year ended December 31, 2022 (in thousands):

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$725,370	$817,573	$494,935	$2,037,878
Government grant income(1)	—	—	6,765	6,765
Healthpeak’s share of unconsolidated joint venture total revenues	2,999	9,921	—	12,920
Healthpeak’s share of unconsolidated joint venture government grant income	—	—	380	380
Noncontrolling interests’ share of consolidated joint venture total revenues	(35,717)	(268)	—	(35,985)
Operating expenses(2)	(253,309)	(209,143)	(400,539)	(862,991)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,178)	(2,883)	—	(4,061)
Noncontrolling interests’ share of consolidated joint venture operating expenses	10,317	87	—	10,404
Adjustments to NOI(3)	(15,513)	(62,754)	2,300	(75,967)
Adjusted NOI for reportable segments	$432,969	$552,533	$103,841	$1,089,343
Plus: Adjustments to NOI(3)				75,967
Interest income and other				23,300
Interest expense				(172,944)
Depreciation and amortization				(710,569)
General and administrative				(131,033)
Transaction and merger-related costs				(4,853)
Impairments and loan loss reserves, net				(7,004)
Gain (loss) on sales of real estate, net				9,078
Other income (expense), net				326,268
Less: Government grant income				(6,765)
Less: Healthpeak’s share of unconsolidated joint venture Adjusted NOI				(9,239)
Plus: Noncontrolling interests’ share of consolidated joint venture Adjusted NOI				25,581
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$507,130
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations (see Note 2).
(2)See reconciliation of significant expense categories below.
(3)Represents straight-line rents, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, deferral of community fees, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.
The following table summarizes the Company’s significant expense categories by reportable segment for the year ended December 31, 2022 (in thousands):

	Outpatient Medical	Lab	CCRC
Compensation and property management	$27,807	$16,817	$251,804
Food	—	—	23,641
Real estate taxes	59,992	75,459	14,090
Repairs and maintenance	36,439	26,884	16,522
Utilities	43,329	41,087	21,219
Other segment items(1)	85,742	48,896	73,263
Operating expenses	$253,309	$209,143	$400,539
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other administrative expense.
•CCRC – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other administrative expense.

The following table summarizes the Company’s revenues by reportable segment (in thousands):

	December 31,
Segment	2024	2023	2022
Outpatient medical	$1,205,744	$753,479	$725,370
Lab	881,452	878,326	817,573
CCRC	568,475	527,417	494,935
Total revenues for reportable segments	2,655,671	2,159,222	2,037,878
Interest income and other	44,778	21,781	23,300
Total revenues	$2,700,449	$2,181,003	$2,061,178
At December 31, 2024, goodwill of $69 million was allocated to the Company’s segment assets as follows: (i) $65 million for outpatient medical, (ii) $2 million for CCRC, and (iii) $2 million for other non-reportable. At December 31, 2023, goodwill of $18 million was allocated to the Company’s segment assets as follows: (i) $14 million for outpatient medical, (ii) $2 million for CCRC, and (iii) $2 million for other non-reportable.
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
The following table shows the characterization of the Company’s annual common stock distributions per share:

	Year Ended December 31,
	2024	2023	2022
Ordinary dividends(1)	$0.720440	$0.909692	$0.872948
Capital gains(2)(3)	0.295060	0.116992	0.183208
Nondividend distributions	0.184500	0.173316	0.143844
	$1.200000	$1.200000	$1.200000
_______________________________________
(1)For the year ended December 31, 2024, all $0.720440 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2023, the amount includes $0.882312 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.027380 of qualified dividend income for purposes of Code Section 1(h)(11). For the year ended December 31, 2022, all $0.872948 of ordinary dividends qualified as business income for purposes of Code Section 199A.
(2)For the years ended December 31, 2024, 2023, and 2022, the amount includes $0.215960, $0.036256, and $0.017760, respectively, of unrecaptured Code Section 1250 gain. Pursuant to Treasury Regulation Section 1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” For the years ended December 31, 2024 and 2023, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains. For the year ended December 31, 2022, the “One Year Amounts” and “Three Year Amounts” are each 89.6708% of the total capital gain distributions and the remaining capital gain distributions are attributable to Code Section 1231 gains, which are not subject to Code Section 1061.
(3)For the years ended December 31, 2024, 2023, and 2022, 100%, 100%, and 10.3292%, respectively, of the capital gain distributions represent gains from dispositions of U.S. real property interests pursuant to Code Section 897 for foreign shareholders.
The Company’s pretax income (loss) from continuing operations for the years ended December 31, 2024, 2023, and 2022 was $272 million, $325 million, and $509 million, respectively, of which $217 million, $318 million, and $527 million was attributable to the REIT entities for the years then ended. The TRS entities subject to tax reported income (losses) before income taxes from continuing operations of $55 million, $7 million, and $(18) million for the years ended December 31, 2024, 2023, and 2022, respectively.

The total income tax benefit (expense) from continuing operations consists of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$(2,389)	$(1,663)	$(632)
State	(3,654)	(3,325)	(689)
Total current	$(6,043)	$(4,988)	$(1,321)

Deferred
Federal	$(3,429)	$11,682	$3,157
State	5,122	2,923	2,589
Total deferred	$1,693	$14,605	$5,746

Total income tax benefit (expense) from continuing operations	$(4,350)	$9,617	$4,425
The Company’s income tax benefit from discontinued operations was zero, zero, and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively (see Note 5).
The following table reconciles income tax benefit (expense) from continuing operations at statutory rates to actual income tax benefit (expense) recorded (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax benefit (expense) at U.S. federal statutory income tax rate on income or loss subject to tax	$(11,601)	$(1,404)	$3,698
State income tax benefit (expense), net of federal tax	(1,389)	(1,035)	911
Gross receipts and margin taxes	(1,774)	(1,647)	(956)
Return to provision adjustments	(287)	(90)	1,260
Change in valuation allowance for deferred tax assets	10,698	13,797	194
Change in tax status of TRS	3	(4)	(682)
Total income tax benefit (expense) from continuing operations	$(4,350)	$9,617	$4,425

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of the Company’s deferred tax assets and liabilities from continuing operations (in thousands):

	December 31,
	2024	2023	2022
Deferred tax assets:
Deferred revenue	$103,470	$103,530	$102,504
Net operating loss carryforward	50,041	54,136	62,280
Expense accruals	11,787	12,324	12,399
Real estate	195	850	150
Other	49	58	689
Total deferred tax assets	165,542	170,898	178,022
Valuation allowance	(2,306)	(13,004)	(26,098)
Deferred tax assets, net of valuation allowance	$163,236	$157,894	$151,924
Deferred tax liabilities:
Real estate	$47,268	$43,488	$52,266
Other	876	818	674
Deferred tax liabilities	$48,144	$44,306	$52,940

Net deferred tax assets	$115,092	$113,588	$98,984
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
As of December 31, 2022, the Company recorded a valuation allowance against certain SHOP deferred tax assets generated by net operating losses (“NOLs”) of its TRS entities. During the years ended December 31, 2024 and 2023, the Company concluded that it was more likely than not that certain deferred tax assets (primarily NOL carryforwards) would be realized. During the year ended December 31, 2023, this conclusion was based on estimates of future taxable income for certain TRS entities in connection with the Callan Ridge JV transaction (see also Notes 5 and 9). Accordingly, the Company reversed a portion of the deferred tax asset valuation allowance and recognized an income tax benefit of $14 million during the year ended December 31, 2023. During the year ended December 31, 2024, the Company recognized an income tax expense of $12 million in conjunction with the closing of the Callan Ridge JV transaction. Additionally, during the year ended December 31, 2024, the Company completed a merger of certain TRS entities and as a result, reversed a portion of the deferred tax asset valuation allowance and recognized an income tax benefit of $11 million. As of December 31, 2024, 2023, and 2022, the Company had a deferred tax asset valuation allowance of $2 million, $13 million, and $26 million, respectively.
At December 31, 2024, the Company had a NOL carryforward of $193 million related to the TRS entities. If unused, $2 million will begin to expire in 2035. The remainder, totaling $191 million, may be carried forward indefinitely.
The following table summarizes the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2024	2023	2022
Total unrecognized tax benefits at January 1	$—	$—	$469
Gross amount of decreases for prior years’ tax positions	—	—	(469)
Total unrecognized tax benefits at December 31	$—	$—	$—
For the years ended December 31, 2024, 2023, and 2022 the Company had no unrecognized tax benefits.
The Company files numerous U.S. federal, state, and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2021.

NOTE 18.    Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Interest paid, net of capitalized interest	$249,471	$188,213	$162,115
Income taxes paid (refunded)	7,862	1,923	(1,903)
Capitalized interest	69,256	56,849	41,046
Cash paid for amounts included in the measurement of lease liability for operating leases	21,277	21,488	12,594
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	15,457	3,951	9,454
Accrued construction costs	136,767	105,572	178,626
Net noncash impact from the consolidation of property previously held in an unconsolidated joint venture	—	993	—
Retained investment in connection with South San Francisco JVs transaction (see Note 9)	—	—	293,265
Retained investment in connection with Callan Ridge JV (see Note 9)	69,255	—	—
Non-cash assets and liabilities assumed in connection with the Merger (see Note 3)	2,926,141	—	—
Seller financing provided on disposition of real estate assets (see Note 8)	418,389	—	—
Operating, investing, and financing cash flows in the Consolidated Statements of Cash Flows are reported inclusive of both cash flows from continuing operations and cash flows from discontinued operations. The following table summarizes certain cash flow information related to discontinued operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Leasing costs, tenant improvements, and recurring capital expenditures	$—	$—	$21
Development, redevelopment, and other major improvements of real estate	—	—	18
Depreciation and amortization of real estate, in-place lease, and other intangibles	—	—	—
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	Continuing operations			Discontinued operations			Total
Beginning of year:
Cash and cash equivalents	$117,635	$72,032	$158,287	$—	$—	$7,707	$117,635	$72,032	$165,994
Restricted cash	51,388	54,802	53,454	—	—	—	51,388	54,802	53,454
Cash, cash equivalents, and restricted cash	$169,023	$126,834	$211,741	$—	$—	$7,707	$169,023	$126,834	$219,448
End of year:
Cash and cash equivalents	$119,818	$117,635	$72,032	$—	$—	$—	$119,818	$117,635	$72,032
Restricted cash	64,487	51,388	54,802	—	—	—	64,487	51,388	54,802
Cash, cash equivalents, and restricted cash	$184,305	$169,023	$126,834	$—	$—	$—	$184,305	$169,023	$126,834

NOTE 19.    Variable Interest Entities

Operating Subsidiary
Healthpeak OP is the Company’s operating subsidiary and a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds a membership interest in Healthpeak OP, acts as the managing member of Healthpeak OP, and exercises full responsibility, discretion, and control over the day-to-day management of Healthpeak OP. Because the noncontrolling interests in Healthpeak OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights, the Company has determined that Healthpeak OP is a VIE. The Company, as managing member, has the power to direct the core activities of Healthpeak OP that most significantly affect Healthpeak OP’s performance, and through its interest in Healthpeak OP, has both the right to receive benefits from and the obligation to absorb losses of Healthpeak OP. Accordingly, the Company is the primary beneficiary of Healthpeak OP and consolidates Healthpeak OP. As the Company conducts its business and holds its assets and liabilities through Healthpeak OP, the total consolidated assets and liabilities, income (losses), and cash flows of Healthpeak OP represent substantially all of the total consolidated assets and liabilities, including the consolidated and unconsolidated entities discussed in this Note 19, income (losses), and cash flows of the Company.
Unconsolidated Variable Interest Entities
At December 31, 2024, the Company had investments in (i) two unconsolidated VIE joint ventures and (ii) the PropTech Investment, an unconsolidated VIE investment in a limited partnership. At December 31, 2023, the Company had investments in two unconsolidated VIE joint ventures. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures (the LLC Investment and Needham Land Parcel JV discussed below) and the PropTech Investment, it has no formal involvement in these VIEs beyond its investments.
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
PropTech Investment. During the year ended December 31, 2024, the Company made an initial investment of $1 million in a property technology (“PropTech”) fund that makes venture capital investments in early-stage real estate and construction-related companies (the “PropTech Investment”). The Company has an aggregate commitment of $10 million, or approximately 5% of total fund commitments, which is expected to be funded over the next five years. The PropTech Investment has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner and given its rights and ownership percentage, the Company has virtually no influence or control. The assets and liabilities of the entity primarily consist of investments in certain PropTech real estate and construction companies. All future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.
Needham Land Parcel JV. In December 2021, the Company acquired a 38% interest in a lab development joint venture in Needham, Massachusetts for $13 million. Current equity at risk is not sufficient to finance the joint venture’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments). See Note 9 for additional descriptions of the nature, purpose, and operating activities of this unconsolidated VIE and interests therein.
Debt Securities Investment. At December 31, 2022, the Company held $22 million of commercial mortgage-backed securities (“CMBS”) issued by Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac) through a special purpose entity that had been identified as a VIE because it was “thinly capitalized.” The CMBS issued by the VIE were backed by mortgage debt obligations on real estate assets. These securities were classified as held-to-maturity because the Company had the intent and ability to hold the securities until maturity. These securities matured on December 31, 2022, and the Company received the related proceeds in January 2023. At each of December 31, 2024 and 2023, there was no balance remaining for these securities.

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2024 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment and PropTech Investment	Other assets, net	$15,815
Needham Land Parcel JV	Investments in and advances to unconsolidated joint ventures	21,348
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of December 31, 2024, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at December 31, 2024 and 2023 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
DownREITs. As of December 31, 2024 and 2023, the Company held a controlling ownership interest in and was the managing member of eight and seven DownREITs, respectively. In connection with the Merger, during the three months ended March 31, 2024, Physicians Partnership merged with and into DOC DR OP Sub with DOC DR OP Sub surviving as the Partnership Surviving Entity (see Note 3), which resulted in an increase in VIE assets and liabilities when comparing December 31, 2024 to December 31, 2023. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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

Lab JVs. At December 31, 2023, the Company held a 98% or greater ownership interest in multiple joint venture entities that owned and leased lab buildings (the “Lab JVs”). The Lab JVs were VIEs as the members shared in certain decisions of the entities, but substantially all of the activities were performed on behalf of the Company. The Company consolidated the Lab JVs as the primary beneficiary because it had the ability to control the activities that most significantly impacted these VIEs’ economic performance. The assets of the Lab JVs primarily consisted of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consisted of capital expenditures for the properties. Assets generated by the Lab JVs were only used to settle their contractual obligations. In April 2024, the Company acquired the noncontrolling interests associated with these entities (see Note 13) and these entities are no longer included in the VIE assets and liabilities as of December 31, 2024.
Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	December 31,
	2024	2023
Assets
Buildings and improvements	$4,669,914	$2,392,375
Development costs and construction in progress	92,710	47,481
Land and improvements	472,232	307,166
Accumulated depreciation and amortization	(761,759)	(665,791)
Net real estate	4,473,097	2,081,231
Loans receivable, net	550,829	—
Investments in and advances to unconsolidated joint ventures	39,946	—
Accounts receivable, net	17,357	5,906
Cash and cash equivalents	32,421	18,410
Restricted cash	1,029	613
Intangible assets, net	629,802	56,975
Right-of-use asset, net	270,918	97,575
Other assets, net	173,435	79,248
Total assets	$6,188,834	$2,339,958
Liabilities
Term loans	$401,895	$—
Senior unsecured notes	1,151,801	—
Mortgage debt	247,776	144,874
Intangible liabilities, net	95,315	11,884
Lease liability	193,421	99,725
Accounts payable, accrued liabilities, and other liabilities	125,688	54,975
Deferred revenue	65,358	48,316
Total liabilities	$2,281,254	$359,774

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
The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented for the gross assets and revenues that are associated with certain real estate assets as percentages of the Company’s total assets and revenues, excluding discontinued operations:

	Percentage of Total Company Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2024	2023	2024	2023	2022
California	31	38	25	31	31
Florida	10	10	17	18	18
Texas	11	10	12	11	11
Massachusetts	15	17	9	11	10
The Company’s rental revenue is generated from multiple tenants across its diverse portfolio. As of December 31, 2024, the Company’s two largest tenants, HCA Healthcare, Inc. and CommonSpirit, both of which are in the outpatient medical segment, represented 7% and 3%, respectively, of the Company’s total revenues. All other outpatient medical tenants and all tenants in the lab segment each represented 1% or less of total revenues for the year ended December 31, 2024.
NOTE 21.    Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	December 31,
	2024(3)		2023(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$717,190	$729,637	$218,450	$218,450
Interest rate swap assets(2)	35,120	35,120	21,359	21,359
Bank line of credit and commercial paper(2)	150,000	150,000	720,000	720,000
Term loans(2)	1,646,043	1,646,043	496,824	496,824
Senior unsecured notes(1)	6,563,256	6,373,528	5,403,378	5,144,667
Mortgage debt(2)	356,750	350,292	256,097	244,135
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
(3)During the years ended December 31, 2024 and 2023, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 22.    Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At December 31, 2024, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $53 million.

During the year ended December 31, 2022, the Company recognized a $2 million increase in the fair value of its interest rate cap instruments within other income (expense), net. In April 2022, the Company terminated these interest rate cap instruments and entered into two interest rate swap instruments that are designated as cash flow hedges and mature in May 2026 on $142 million of variable rate mortgage debt secured by a portfolio of outpatient medical buildings (see Note 11). In February 2023, the Company modified these two interest rate swap instruments to reflect the change in the related variable rate mortgage debt’s interest rate benchmarks from LIBOR to SOFR (see Note 11).
In August 2022, the Company entered into two forward-starting interest rate swap instruments on the $500 million aggregate principal amount of the 2027 Term Loans (see Note 11). The interest rate swap instruments are designated as cash flow hedges.
In January 2024, the Company entered into forward-starting interest rate swap instruments on the $750 million aggregate principal amount of the 2029 Term Loan (see Note 11). The interest rate swap instruments are designated as cash flow hedges.
Additionally, on March 1, 2024, concurrently with the consummation of the Merger, the Company acquired: (i) three interest rate swap instruments on the $400 million aggregate principal amount of the 2028 Term Loan that are designated as cash flow hedges and (ii) one interest rate swap instrument on $36 million of variable rate mortgage debt that was designated as a cash flow hedge (see Note 11) prior to its maturity in October 2024.
The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	December 31, 2024	December 31, 2023
April 2022	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$1,050	$1,602
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	1,870	2,851
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	7,224	7,933
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	9,122	8,973
May 2023(3)(4)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	4,887	—
January 2024(5)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	10,967	—
						$35,120	$21,359
_____________________________
(1)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
(2)Derivative assets are recorded at fair value in other assets, net on the Consolidated Balance Sheets.
(3)Includes interest rate swap instruments acquired as part of the Merger (see Note 3). The interest rate swap instrument on $36 million of mortgage debt that was acquired as part of the Merger matured in October 2024 and has been excluded herein. These interest rate swap instruments were redesignated as cash flow hedges on the Closing Date. As a result of the Merger, the aggregate fair value of these interest rate swap instruments was determined to be $7 million on March 1, 2024, which was recognized within other assets, net on the Consolidated Balance Sheets on the Closing Date. The aggregate fair value as of the Closing Date is being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related interest rate swap instruments. During the year ended December 31, 2024, the Company recognized $2 million of related amortization into interest expense.
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
NOTE 23.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	December 31,
	2024	2023
Refundable entrance fees	$236,563	$251,874
Accrued construction costs	136,767	105,572
Accrued interest	76,040	59,492
Other accounts payable and accrued liabilities	275,972	240,258
Accounts payable, accrued liabilities, and other liabilities	$725,342	$657,196

NOTE 24.    Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	December 31,
	2024	2023
Non-refundable entrance fees(1)	$615,723	$562,026
Other deferred revenue(2)	324,413	343,607
Deferred revenue	$940,136	$905,633
_______________________________________
(1)During the years ended December 31, 2024 and 2023, the Company collected non-refundable entrance fees of $143 million and $127 million, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company recognized amortization of $89 million, $83 million, and $79 million, respectively, which is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the years ended December 31, 2024, 2023, and 2022, the Company recognized amortization related to other deferred revenue of $53 million, $68 million, and $44 million, respectively, which is included in rental and related revenues on the Consolidated Statements of Operations.

Schedule II: Valuation and Qualifying Accounts

(In thousands)

Allowance Accounts(1)		Additions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Deductions(2)	Balance at End of Year
Continuing operations:
2024	$2,282	$—	$—	$(39)	$2,243
2023	2,399	—	—	(117)	2,282
2022	1,870	529	—	—	2,399
Discontinued operations:
2024	$—	$—	$—	$—	$—
2023	—	—	—	—	—
2022	4,138	—	—	(4,138)	—
_______________________________________
(1)Includes allowance for doubtful accounts. Excludes reserves for loan losses which are disclosed in Note 8 to the Consolidated Financial Statements.
(2)Primarily includes the write-off of uncollectible accounts, dispositions, and other net reductions in the reserves.

Schedule III: Real Estate and Accumulated Depreciation

(in thousands)

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
Outpatient medical
638	Anchorage	AK	$—	$1,456	$10,650	$10,740	$1,456	$21,390	$22,846	$(10,227)	1993/2014	2006
AL0006	Birmingham	AL	—	382	8,522	—	382	8,522	8,904	(376)	1975	2024
AL0010	Birmingham	AL	—	2,975	9,317	147	2,975	9,464	12,439	(590)	2005	2024
AL0012	Birmingham	AL	—	3,925	17,289	36	3,925	17,325	21,250	(747)	2012	2024
AL0003	Fairhope	AL	—	1,714	6,265	125	1,714	6,390	8,104	(305)	2005	2024
AL0005	Foley	AL	—	569	691	—	569	691	1,260	(49)	2002	2024
AL0011	Huntsville	AL	—	4,771	25,636	461	4,771	26,097	30,868	(1,155)	2006	2024
3026	Bentonville	AR	—	912	21,724	735	912	22,459	23,371	(2,768)	2003	2022
AR0005	Hot Springs	AR	—	108	8,819	—	108	8,819	8,927	(411)	1998	2024
AR0006	Hot Springs	AR	—	211	4,324	763	238	5,060	5,298	(240)	2001	2024
AR0007	Hot Springs	AR	—	464	9,076	745	464	9,821	10,285	(503)	2009	2024
AR0008	Hot Springs	AR	—	49	3,667	—	49	3,667	3,716	(171)	2001	2024
AR0004	Hot Springs Village	AR	—	656	3,238	384	656	3,622	4,278	(183)	1988	2024
AR0001	Little Rock	AR	—	822	7,018	—	822	7,018	7,840	(460)	2012	2024
AR0002	Little Rock	AR	—	780	3,323	—	780	3,323	4,103	(195)	1988	2024
126	Sherwood	AR	—	709	9,604	242	709	9,846	10,555	(7,236)	1990	1989
2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	(7,329)	1995	2016
AZ0002	Avondale	AZ	—	2,694	11,388	564	3,455	11,191	14,646	(657)	2006	2024
520	Chandler	AZ	—	3,669	13,503	6,076	4,041	19,207	23,248	(9,866)	2005	2002
113	Glendale	AZ	—	1,565	7,050	175	1,565	7,225	8,790	(5,491)	1989	1988
AZ0001	Glendale	AZ	—	640	2,473	(9)	640	2,464	3,104	(131)	2004	2024
AZ0008	Glendale	AZ	—	2,692	6,538	—	2,692	6,538	9,230	(329)	2015	2024
AZ0003	Goodyear	AZ	—	4,139	18,196	457	4,139	18,653	22,792	(974)	2006	2024
2040	Mesa	AZ	—	—	17,314	3,895	—	21,209	21,209	(5,449)	2007	2012
AZ0012	Mesa	AZ	—	1,124	2,121	100	1,124	2,221	3,345	(131)	2013	2024
AZ0005	Phoenix	AZ	—	405	32,432	236	405	32,668	33,073	(1,277)	2008	2024
AZ0007	Phoenix	AZ	—	2,528	3,495	—	2,528	3,495	6,023	(164)	1988	2024
AZ0015	Phoenix	AZ	—	218	17,922	332	218	18,254	18,472	(668)	2020	2024
AZ00A7	Phoenix	AZ	—	2,526	694	624	2,526	1,318	3,844	(35)	1988	2024
2021	Scottsdale	AZ	—	—	12,312	5,124	—	17,436	17,436	(7,674)	1984	2012
2022	Scottsdale	AZ	—	—	9,179	3,733	—	12,912	12,912	(5,455)	1996	2012
2023	Scottsdale	AZ	—	—	6,398	2,370	—	8,768	8,768	(3,694)	2000	2012
2024	Scottsdale	AZ	—	—	9,522	1,700	32	11,190	11,222	(5,284)	2007	2012
2025	Scottsdale	AZ	—	—	4,102	2,557	—	6,659	6,659	(2,901)	1981	2012
2026	Scottsdale	AZ	—	—	3,655	2,087	—	5,742	5,742	(2,905)	1992	2012
2027	Scottsdale	AZ	—	—	7,168	2,410	—	9,578	9,578	(4,722)	1995	2012
2028	Scottsdale	AZ	—	—	6,659	5,237	—	11,896	11,896	(6,013)	1998	2012
2696	Scottsdale	AZ	—	10,151	14,925	20	9,234	15,862	25,096	(3,118)	1998	2020
AZ0009	Scottsdale	AZ	—	2,563	9,361	—	2,563	9,361	11,924	(449)	2000	2024
AZ0010	Scottsdale	AZ	—	1,096	19,515	—	1,096	19,515	20,611	(842)	2000	2024
AZ0011	Scottsdale	AZ	—	2,809	2,646	—	2,809	2,646	5,455	(217)	1991	2024
AZ0014	Scottsdale	AZ	—	506	43,211	3,451	506	46,662	47,168	(1,448)	2021	2024
1041	Brentwood	CA	—	—	30,864	9,176	122	39,918	40,040	(16,525)	2004	2006
1200	Encino	CA	—	6,151	10,438	6,680	6,373	16,896	23,269	(8,545)	1973	2006
1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(25,001)	1984	2006
659	Los Gatos	CA	—	1,718	3,124	1,393	1,796	4,439	6,235	(2,231)	1995	2006
421	San Diego	CA	—	2,910	19,984	15,149	2,964	35,079	38,043	(19,150)	1986/2013	1999
564	San Jose	CA	—	1,935	1,728	2,595	1,935	4,323	6,258	(1,905)	1968	2003
565	San Jose	CA	—	1,460	7,672	2,273	1,492	9,913	11,405	(5,460)	1995	2003
CA0001	Walnut Creek	CA	—	1,533	5,116	—	1,533	5,116	6,649	(255)	1984	2024
CA0002	Walnut Creek	CA	—	1,189	1,179	—	1,189	1,179	2,368	(74)	1984	2024
CA0003	Walnut Creek	CA	—	1,168	1,368	—	1,168	1,368	2,536	(81)	1984	2024
CA0004	Walnut Creek	CA	—	3,143	5,390	—	3,143	5,390	8,533	(299)	1984	2024
CA0005	Walnut Creek	CA	—	1,140	2,260	—	1,140	2,260	3,400	(118)	1984	2024
440	West Hills	CA	—	2,100	11,595	12,917	2,203	24,409	26,612	(9,359)	1992/2023	1999
3008	West Hills	CA	12,137	5,795	13,933	3,872	5,823	17,777	23,600	(2,536)	1965	2021
728	Aurora	CO	—	—	8,764	2,794	—	11,558	11,558	(4,589)	2005	2005
1196	Aurora	CO	—	210	12,362	5,923	210	18,285	18,495	(8,389)	1981/2018	2006
1197	Aurora	CO	—	200	8,414	6,235	285	14,564	14,849	(7,259)	1994/2018	2006
2965	Aurora	CO	—	—	—	39,026	—	39,026	39,026	—	—	2023
127	Colorado Springs	CO	—	690	8,338	367	690	8,705	9,395	(6,267)	1990	1989
882	Colorado Springs	CO	—	—	12,933	8,913	—	21,846	21,846	(11,516)	2007	2006
1199	Denver	CO	—	493	7,897	1,642	604	9,428	10,032	(4,874)	1993	2006
808	Englewood	CO	—	—	8,616	6,221	—	14,837	14,837	(7,838)	1981	2005
809	Englewood	CO	—	—	8,449	20,199	—	28,648	28,648	(7,329)	1990/2023	2005
810	Englewood	CO	—	—	8,040	16,738	—	24,778	24,778	(10,816)	1989/2023	2005
811	Englewood	CO	—	—	8,472	12,707	—	21,179	21,179	(8,346)	1993/2020	2005
CO0005	Englewood	CO	—	1,994	6,363	575	1,994	6,938	8,932	(638)	2002	2024
CO0002	Frisco	CO	—	370	3,235	—	370	3,235	3,605	(196)	2006	2024

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
2658	Highlands Ranch	CO	—	1,637	10,063	95	1,732	10,063	11,795	(2,730)	2015	2017
CO0001	Johnstown	CO	—	1,254	5,646	—	1,254	5,646	6,900	(271)	2013	2024
812	Littleton	CO	—	—	4,562	2,383	—	6,945	6,945	(3,582)	1987	2005
813	Littleton	CO	—	—	4,926	2,189	246	6,869	7,115	(3,058)	1990	2005
570	Lone Tree	CO	—	—	—	21,731	—	21,731	21,731	(10,737)	2004	2003
666	Lone Tree	CO	—	—	23,274	3,959	17	27,216	27,233	(13,399)	2003	2006
2233	Lone Tree	CO	—	—	6,734	34,699	—	41,433	41,433	(14,519)	2015	2014
3000	Lone Tree	CO	—	4,393	31,643	10,249	4,552	41,733	46,285	(5,919)	2020	2021
510	Thornton	CO	—	236	10,206	14,228	455	24,215	24,670	(9,530)	2001/2021	2002
CO0004	Thornton	CO	—	1,843	2,302	—	1,843	2,302	4,145	(158)	2014	2024
CT0002	Manchester	CT	—	2,159	4,828	62	2,164	4,885	7,049	(251)	2012	2024
CT0003	Manchester	CT	—	1,620	7,364	11	1,620	7,375	8,995	(346)	2017	2024
CT0001	Plainville	CT	—	3,515	15,515	113	3,520	15,623	19,143	(865)	2015	2024
CT0004	Plainville	CT	—	1,445	3,161	7	1,445	3,168	4,613	(216)	1998	2024
DE0001	Dover	DE	—	1,483	34,034	379	1,577	34,319	35,896	(1,555)	2008	2024
434	Atlantis	FL	—	—	2,027	182	—	2,209	2,209	(1,530)	1997	1999
435	Atlantis	FL	—	—	2,000	738	—	2,738	2,738	(1,723)	1997	1999
602	Atlantis	FL	—	455	2,231	729	455	2,960	3,415	(1,475)	1984	2006
FL0012	Atlantis	FL	—	100	8,120	305	100	8,425	8,525	(340)	2002	2024
FL0033	Brandon	FL	—	1,219	29,984	48	1,219	30,032	31,251	(1,321)	2017	2024
3217	Brandon	FL	—	—	—	10,057	—	10,057	10,057	—	—	2024
2963	Brooksville	FL	—	—	—	13,292	—	13,292	13,292	(2,141)	2020	2019
604	Englewood	FL	—	170	1,134	1,118	230	2,192	2,422	(965)	1986	2006
FL0004	Englewood	FL	—	478	1,974	—	478	1,974	2,452	(125)	1992	2024
FL0032	Jacksonville	FL	60,025	5,738	88,295	—	5,738	88,295	94,033	(3,747)	2015	2024
609	Kissimmee	FL	—	788	174	798	788	972	1,760	(364)	1978	2006
610	Kissimmee	FL	—	481	347	465	488	805	1,293	(378)	1978	2006
671	Kissimmee	FL	—	—	7,574	1,052	—	8,626	8,626	(4,000)	1998	2006
FL0008	Lady Lake	FL	—	921	7,403	81	921	7,484	8,405	(217)	2011	2024
603	Lake Worth	FL	—	1,507	2,894	537	1,507	3,431	4,938	(1,609)	1997	2006
612	Margate	FL	—	1,553	6,898	4,180	1,553	11,078	12,631	(5,692)	1994	2006
613	Miami	FL	—	4,392	11,841	11,642	4,454	23,421	27,875	(9,527)	1995/2020	2006
2202	Miami	FL	—	—	13,123	10,870	—	23,993	23,993	(11,737)	1973	2014
2203	Miami	FL	—	—	8,877	5,310	—	14,187	14,187	(6,044)	1986	2014
1067	Milton	FL	—	—	8,566	1,555	—	10,121	10,121	(4,470)	2003	2006
2577	Naples	FL	—	—	29,186	1,805	—	30,991	30,991	(8,021)	1999	2016
2578	Naples	FL	—	—	18,819	667	—	19,486	19,486	(4,270)	2007	2016
2964	Okeechobee	FL	—	—	—	17,797	—	17,797	17,797	(2,120)	2022	2019
2962	Orange Park	FL	—	—	—	18,302	—	18,302	18,302	(2,649)	2022	2019
563	Orlando	FL	—	2,144	5,136	13,014	12,830	7,464	20,294	(6,902)	1985	2003
FL0025	Orlando	FL	—	1,905	16,988	144	1,905	17,132	19,037	(669)	2006	2024
833	Pace	FL	—	—	10,309	1,621	28	11,902	11,930	(4,886)	2005	2006
834	Pensacola	FL	—	—	11,166	481	—	11,647	11,647	(4,786)	2005	2006
FL0030	Pensacola	FL	—	3,475	20,675	—	3,475	20,675	24,150	(864)	2020	2024
673	Plantation	FL	—	1,091	7,176	2,778	1,091	9,954	11,045	(4,894)	2001	2006
674	Plantation	FL	—	—	8,273	1,354	—	9,627	9,627	(1,496)	2015	2021
FL0029	Port Charlotte	FL	—	2,244	6,801	285	2,244	7,086	9,330	(357)	2006	2024
2579	Punta Gorda	FL	—	—	9,379	139	—	9,518	9,518	(2,250)	2006	2016
2833	St. Petersburg	FL	—	—	13,754	12,662	—	26,416	26,416	(10,982)	1995/2019	2006
FL0022	Stuart	FL	—	869	4,496	100	869	4,596	5,465	(176)	2013	2024
FL0026	Stuart	FL	—	2,882	9,104	692	2,882	9,796	12,678	(470)	2003	2024
FL0003	Venice	FL	—	1,344	2,910	67	1,344	2,977	4,321	(185)	1987	2024
FL0031	Wesley Chapel	FL	—	313	29,074	44	313	29,118	29,431	(1,083)	2021	2024
FL0034	Yulee	FL	—	793	7,994	—	793	7,994	8,787	(406)	2020	2024
887	Atlanta	GA	—	4,300	13,690	(1,800)	4,300	11,890	16,190	(10,602)	1966/1996	2007
GA0010	Atlanta	GA	—	1,330	25,942	719	1,330	26,661	27,991	(1,253)	1987	2024
GA0024	Atlanta	GA	—	1,031	89,809	424	1,031	90,233	91,264	(3,394)	2009	2024
GA0028	Atlanta	GA	—	603	40,071	86	603	40,157	40,760	(1,530)	2018	2024
GA0030	Buford	GA	—	—	32,131	10,387	—	42,518	42,518	(867)	2024	2024
GA0026	Duluth	GA	—	135	11,586	233	135	11,819	11,954	(478)	1994	2024
GA0031	Dunwoody	GA	—	1,741	3,818	—	1,741	3,818	5,559	(153)	1975	2024
GA0032	Dunwoody	GA	—	2,219	16,064	14,146	2,219	30,210	32,429	(346)	2024	2024
GA0025	Lawrenceville	GA	—	182	15,112	283	182	15,395	15,577	(571)	1995	2024
GA0027	Lawrenceville	GA	—	346	28,592	1,738	346	30,330	30,676	(1,204)	2010	2024
GA3246	Pooler	GA	—	—	—	10,810	—	10,810	10,810	—	—	2024
3214	Savannah	GA	—	—	—	33,381	—	33,381	33,381	(100)	2024	2022
2576	Statesboro	GA	—	—	10,234	1,430	—	11,664	11,664	(3,528)	1999	2016
GA0023	Woodstock	GA	—	967	26,658	324	967	26,982	27,949	(1,100)	2013	2024
3006	Arlington Heights	IL	4,877	3,011	9,651	2,821	3,187	12,296	15,483	(1,998)	1975/2013	2021
2702	Bolingbrook	IL	—	—	21,237	4,108	—	25,345	25,345	(4,203)	2008	2020
IL0002	Bolingbrook	IL	—	1,464	8,832	—	1,464	8,832	10,296	(360)	2008	2024
IL0004	Elgin	IL	—	2,723	15,327	563	2,723	15,890	18,613	(662)	2006	2024
3004	Highland Park	IL	5,872	2,767	11,495	1,981	2,767	13,476	16,243	(1,728)	2008	2021
3005	Lockport	IL	11,048	3,106	22,645	—	3,106	22,645	25,751	(3,102)	2010	2021
1065	Marion	IL	—	99	11,538	1,986	100	13,523	13,623	(6,489)	2002	2006
2719	Marion	IL	—	—	—	5,098	—	5,098	5,098	(684)	2021	2021

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
IL0005	Palos Heights	IL	—	2,324	5,087	319	2,324	5,406	7,730	(181)	1985	2024
IL0001	Sandwich	IL	—	116	10,126	—	116	10,126	10,242	(369)	2007	2024
IN0003	Bloomington	IN	—	622	3,440	—	622	3,440	4,062	(222)	1996	2024
IN0004	Bloomington	IN	—	841	2,089	—	841	2,089	2,930	(134)	2000	2024
IN0005	Bloomington	IN	—	2,830	9,394	—	2,830	9,394	12,224	(584)	2000	2024
IN0006	Bloomington	IN	—	588	1,414	—	588	1,414	2,002	(91)	2004	2024
IN0007	Bloomington	IN	—	1,383	7,207	—	1,383	7,207	8,590	(340)	1995	2024
IN0013	Bloomington	IN	—	1,730	7,304	—	1,730	7,304	9,034	(384)	2008	2024
IN0002	Carmel	IN	—	38	3,930	658	38	4,588	4,626	(197)	1993	2024
IN0020	Carmel	IN	—	259	22,311	308	259	22,619	22,878	(763)	2014	2024
IN0021	Fishers	IN	—	383	34,648	191	383	34,839	35,222	(1,381)	2008	2024
IN0008	Greenwood	IN	—	1,365	6,934	—	1,365	6,934	8,299	(332)	2008	2024
IN0010	Greenwood	IN	—	1,015	2,238	1	1,015	2,239	3,254	(122)	2001	2024
IN0011	Greenwood	IN	—	1,565	10,588	211	1,565	10,799	12,364	(528)	2008	2024
IN0012	Greenwood	IN	—	993	1,997	42	993	2,039	3,032	(91)	2001	2024
2697	Indianapolis	IN	—	—	59,746	1,018	—	60,764	60,764	(7,389)	2002	2020
2699	Indianapolis	IN	—	—	23,211	747	—	23,958	23,958	(3,142)	2002	2020
IN0009	Indianapolis	IN	—	764	4,084	9	764	4,093	4,857	(209)	1993	2024
IN0022	Indianapolis	IN	—	3,772	42,213	—	3,772	42,213	45,985	(1,766)	2007	2024
IN0015	Lafayette	IN	—	845	9,980	—	845	9,980	10,825	(559)	2001	2024
IN0016	Lafayette	IN	—	1,433	9,059	—	1,433	9,059	10,492	(605)	2001	2024
IN0017	Lafayette	IN	—	471	1,130	—	471	1,130	1,601	(74)	2001	2024
IN0018	Lafayette	IN	—	421	1,170	—	421	1,170	1,591	(74)	2004	2024
IN0001	Mishawaka	IN	—	3,468	8,175	452	3,468	8,627	12,095	(625)	2007	2024
2698	Mooresville	IN	—	—	20,646	997	—	21,643	21,643	(2,768)	2004	2020
1057	Newburgh	IN	—	—	14,019	3,659	—	17,678	17,678	(8,867)	2005	2006
IN0025	Newburgh	IN	—	2,182	13,074	—	2,182	13,074	15,256	(707)	2008	2024
2700	Zionsville	IN	—	2,969	7,281	871	3,075	8,046	11,121	(1,658)	2005	2020
2039	Kansas City	KS	—	440	2,173	389	541	2,461	3,002	(842)	2006	2012
112	Overland Park	KS	—	2,316	10,681	312	2,316	10,993	13,309	(8,428)	1989	1988
2043	Overland Park	KS	—	—	7,668	1,425	—	9,093	9,093	(2,765)	2009	2012
3062	Overland Park	KS	—	872	11,813	8	992	11,701	12,693	(3,121)	2007	2019
483	Wichita	KS	—	530	3,341	820	605	4,086	4,691	(1,831)	2000	2001
3018	Wichita	KS	—	3,946	39,795	—	3,946	39,795	43,741	(5,560)	1973/2017	2021
1064	Lexington	KY	—	—	12,726	2,262	—	14,988	14,988	(6,952)	2003	2006
KY0011	Lexington	KY	—	4,797	18,987	4,218	4,797	23,205	28,002	(1,253)	1992	2024
KY0012	Lexington	KY	—	1,905	6,918	182	1,905	7,100	9,005	(621)	2000	2024
735	Louisville	KY	—	936	8,426	13,260	661	21,961	22,622	(12,967)	1971/2019	2005
737	Louisville	KY	—	835	27,627	7,774	560	35,676	36,236	(18,509)	2002	2005
738	Louisville	KY	—	780	8,582	4,753	585	13,530	14,115	(10,660)	1978	2005
739	Louisville	KY	—	826	13,814	3,861	630	17,871	18,501	(8,268)	2003	2005
2834	Louisville	KY	—	2,983	13,171	5,253	2,983	18,424	21,407	(11,276)	1990	2005
1945	Louisville	KY	—	3,255	28,644	2,836	3,421	31,314	34,735	(14,486)	2009	2010
1946	Louisville	KY	—	430	6,125	243	430	6,368	6,798	(2,993)	2002	2010
2237	Louisville	KY	—	1,519	15,386	6,679	1,672	21,912	23,584	(9,361)	1991	2014
2238	Louisville	KY	—	1,334	12,172	3,079	1,594	14,991	16,585	(5,989)	1996	2014
2239	Louisville	KY	—	1,644	10,832	10,093	2,103	20,466	22,569	(8,103)	1988	2014
KY0001	Louisville	KY	—	1,801	4,672	—	1,801	4,672	6,473	(302)	2013	2024
KY0004	Louisville	KY	—	383	3,144	263	383	3,407	3,790	(372)	1970	2024
KY0005	Louisville	KY	—	680	7,568	253	680	7,821	8,501	(522)	1964	2024
KY0006	Louisville	KY	—	1,774	29,814	—	1,774	29,814	31,588	(1,814)	2003	2024
KY0007	Louisville	KY	—	3,430	19,016	167	3,430	19,183	22,613	(1,021)	1985	2024
KY0008	Louisville	KY	—	125	12,503	(72)	125	12,431	12,556	(525)	1991	2024
KY0009	Louisville	KY	—	48	3,864	17	48	3,881	3,929	(205)	1979	2024
KY0010	Louisville	KY	—	315	2,585	1,113	315	3,698	4,013	(174)	1974	2024
KY0002	Shepherdsville	KY	—	973	28,735	571	973	29,306	30,279	(637)	2005	2024
KY0003	Shepherdsville	KY	—	795	3,355	—	795	3,355	4,150	(193)	2006	2024
3023	Covington	LA	—	9,490	21,918	(298)	9,507	21,603	31,110	(2,765)	2014	2021
LA0004	Lafayette	LA	—	353	27,863	(69)	353	27,794	28,147	(744)	2010	2024
LA0001	Metairie	LA	—	68	38,037	—	68	38,037	38,105	(1,124)	2010	2024
3121	Cambridge	MA	—	40,663	23,102	—	40,663	23,102	63,765	(2,596)	1983	2021
MD0003	Brandywine	MD	—	4,757	17,285	—	4,757	17,285	22,042	(903)	2015	2024
1213	Ellicott City	MD	—	1,115	3,206	2,758	1,357	5,722	7,079	(2,734)	1988	2006
MD0002	Lanham	MD	—	227	17,283	43	227	17,326	17,553	(584)	2009	2024
1052	Towson	MD	—	—	14,233	1,231	—	15,464	15,464	(6,681)	2005	2006
MD0001	Waldorf	MD	—	1,759	6,038	53	1,759	6,091	7,850	(361)	1999	2024
2650	Biddeford	ME	—	1,341	17,376	(558)	309	17,850	18,159	(3,945)	2007	2017
ME0001	Brunswick	ME	4,592	920	10,394	—	920	10,394	11,314	(522)	2008	2024
MI0010	Bay City	MI	—	705	15,282	15	705	15,297	16,002	(695)	2016	2024
MI0006	Grand Blanc	MI	—	671	12,097	22	671	12,119	12,790	(675)	2006	2024
MI0011	Gross Pointe	MI	—	138	12,400	—	138	12,400	12,538	(481)	2016	2024
MI0012	Petoskey	MI	—	236	17,990	166	236	18,156	18,392	(870)	1993	2024
MI0013	Rochester Hills	MI	—	1,100	20,278	—	1,100	20,278	21,378	(993)	2011	2024
MI0014	Sterling Heights	MI	—	310	28,116	84	310	28,200	28,510	(1,005)	2009	2024
MI0008	Traverse City	MI	—	1,709	18,502	99	1,709	18,601	20,310	(1,045)	2004	2024
MI00A8	Traverse City	MI	—	255	1,854	—	255	1,854	2,109	(108)	2004	2024

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
MN0018	Apple Valley	MN	—	2,541	8,011	—	2,541	8,011	10,552	(494)	1974	2024
3002	Burnsville	MN	7,763	2,801	17,779	1,151	2,861	18,870	21,731	(4,793)	1988	2021
3003	Burnsville	MN	5,176	516	13,200	461	533	13,644	14,177	(3,137)	1992	2021
3009	Burnsville	MN	19,110	4,640	38,064	333	4,664	38,373	43,037	(5,513)	2007	2021
MN0004	Chanhassen	MN	—	919	2,457	211	919	2,668	3,587	(125)	2008	2024
MN0009	Chanhassen	MN	—	2,609	9,198	—	2,609	9,198	11,807	(452)	2005	2024
MN0008	Coon Rapids	MN	—	1,032	4,568	—	1,032	4,568	5,600	(256)	2007	2024
MN0003	Crystal	MN	—	1,852	7,888	36	1,852	7,924	9,776	(358)	2012	2024
MN0001	Edina	MN	—	377	7,984	87	377	8,071	8,448	(479)	1979	2024
MN0017	Edina	MN	—	1,654	3,468	—	1,654	3,468	5,122	(164)	1962	2024
MN0010	Hugo	MN	—	1,285	2,966	—	1,285	2,966	4,251	(147)	2008	2024
MN0016	Lake Elmo	MN	—	1,939	5,435	—	1,939	5,435	7,374	(356)	2015	2024
MN0013	Little Falls	MN	—	75	5,980	—	75	5,980	6,055	(317)	1990	2024
MN0014	Little Falls	MN	—	580	1,618	—	580	1,618	2,198	(122)	1999	2024
MN0015	Little Falls	MN	—	59	4,932	3	59	4,935	4,994	(277)	1959	2024
MN0012	Maplewood	MN	—	716	2,031	—	716	2,031	2,747	(119)	2016	2024
MN0019	Maplewood	MN	—	4,884	38,366	—	4,884	38,366	43,250	(1,685)	2017	2024
240	Minneapolis	MN	—	117	13,213	5,655	117	18,868	18,985	(12,664)	1986	1997
300	Minneapolis	MN	—	160	10,131	4,694	214	14,771	14,985	(9,794)	1987	1998
MN0006	Minnetonka	MN	—	2,701	14,026	—	2,701	14,026	16,727	(654)	2014	2024
MN0007	Minnetonka	MN	—	1,927	5,979	—	1,927	5,979	7,906	(272)	2014	2024
MN0002	Savage	MN	—	1,762	6,075	—	1,762	6,075	7,837	(318)	2011	2024
MN0011	Stillwater	MN	—	1,161	1,676	34	1,161	1,710	2,871	(128)	2011	2024
MN0005	Vadnais Heights	MN	—	2,028	12,993	—	2,028	12,993	15,021	(603)	2013	2024
2703	Columbia	MO	—	4,141	20,364	(13,850)	4,141	6,514	10,655	(2,828)	1997	2020
MO0002	Creve Coeur	MO	—	1,622	7,209	287	1,622	7,496	9,118	(365)	1989	2024
MO0001	Fenton	MO	—	1,457	3,589	—	1,457	3,589	5,046	(250)	1999	2024
2032	Independence	MO	—	—	48,025	1,654	—	49,679	49,679	(13,551)	2006	2012
MO0003	Kansas City	MO	—	312	23,251	719	312	23,970	24,282	(884)	2015	2024
2866	Kansas City	MO	—	—	—	13,903	—	13,903	13,903	—	—	2024
2863	Lee's Summit	MO	—	—	—	16,416	—	16,416	16,416	(3,452)	2020	2019
1078	Flowood	MS	—	—	8,413	1,487	—	9,900	9,900	(4,512)	2003	2006
MS0001	Grenada	MS	—	1,200	8,523	491	1,200	9,014	10,214	(373)	1975	2024
1059	Jackson	MS	—	—	8,868	639	—	9,507	9,507	(4,340)	2002	2006
1060	Jackson	MS	—	—	7,187	2,038	—	9,225	9,225	(4,107)	2005	2006
MS0002	Jackson	MS	—	1,664	9,691	—	1,664	9,691	11,355	(463)	1987	2024
MS0003	Jackson	MS	19,684	1,681	42,202	9	1,681	42,211	43,892	(1,666)	2013	2024
2657	Shallotte	NC	—	918	3,609	—	918	3,609	4,527	(1,290)	2017	2017
2655	Wilmington	NC	—	1,949	12,244	(613)	1,336	12,244	13,580	(2,521)	2003	2017
2656	Wilmington	NC	—	2,071	11,592	—	2,071	11,592	13,663	(3,005)	2006	2017
ND0001	Jamestown	ND	—	482	10,262	(74)	482	10,188	10,670	(418)	2013	2024
NE0010	Kearney	NE	—	183	17,068	851	183	17,919	18,102	(846)	1999	2024
NE0011	Kearney	NE	—	133	1,228	—	133	1,228	1,361	(96)	1984	2024
NE0012	Lincoln	NE	—	147	13,382	(23)	147	13,359	13,506	(600)	2004	2024
1068	Omaha	NE	—	—	16,243	2,718	24	18,937	18,961	(8,745)	2005	2006
NE0002	Omaha	NE	—	1,919	21,041	—	1,919	21,041	22,960	(1,112)	2017	2024
NE0004	Omaha	NE	—	151	15,812	89	151	15,901	16,052	(581)	2000	2024
NE0013	Omaha	NE	—	445	36,048	—	445	36,048	36,493	(1,413)	2017	2024
2647	Concord	NH	—	1,961	23,516	(473)	1,053	23,951	25,004	(4,227)	2004	2017
2648	Concord	NH	—	815	8,902	227	419	9,525	9,944	(2,449)	2008	2017
2649	Epsom	NH	—	919	5,868	(577)	348	5,862	6,210	(1,242)	2010	2017
3011	Cherry Hill	NJ	—	5,235	21,731	409	5,235	22,140	27,375	(3,706)	2014	2021
NJ0001	Monroe Township	NJ	—	2,026	2,847	—	2,026	2,847	4,873	(256)	1992	2024
3012	Morristown	NJ	—	21,703	32,517	6,855	21,703	39,372	61,075	(6,543)	1983/2013	2021
3013	Morristown	NJ	—	14,567	20,548	9,252	14,567	29,800	44,367	(3,851)	1990	2021
3014	Morristown	NJ	—	20,563	31,849	1,986	20,563	33,835	54,398	(3,751)	1981	2021
NJ0002	Old Bridge	NJ	19,864	444	36,220	172	444	36,392	36,836	(1,199)	2014	2024
729	Albuquerque	NM	—	—	5,380	2,485	—	7,865	7,865	(3,216)	2006	2005
571	Las Vegas	NV	—	—	—	24,349	—	24,349	24,349	(9,435)	2004	2003
660	Las Vegas	NV	—	1,121	4,363	9,587	1,147	13,924	15,071	(5,896)	1973	2006
661	Las Vegas	NV	—	2,305	—	1,371	3,676	—	3,676	—	—	2006
662	Las Vegas	NV	—	1,000	—	—	1,000	—	1,000	—	—	2006
663	Las Vegas	NV	—	1,717	3,597	12,948	1,724	16,538	18,262	(7,657)	1974/2018	2006
664	Las Vegas	NV	—	1,172	—	633	1,805	—	1,805	(496)	—	2006
691	Las Vegas	NV	—	3,073	18,339	6,038	3,116	24,334	27,450	(15,329)	1989/2015	2004
2037	Mesquite	NV	—	—	5,559	834	34	6,359	6,393	(2,240)	2004	2012
NY0014	Brooklyn	NY	—	11,632	39,687	1,161	11,632	40,848	52,480	(1,273)	2013	2024
NY0008	Cornwall	NY	—	110	9,091	147	110	9,238	9,348	(348)	2006	2024
NY0009	Hudson	NY	—	68	4,931	230	68	5,161	5,229	(325)	2006	2024
NY0012	Lake Katrine	NY	—	3,950	31,897	—	3,950	31,897	35,847	(1,051)	2013	2024
NY0013	Rhinebeck	NY	—	4,312	4,015	—	4,312	4,015	8,327	(313)	1965	2024
NY0001	Wallkill	NY	—	1,304	5,957	63	1,304	6,020	7,324	(214)	1988	2024
NY0002	Wallkill	NY	—	518	1,338	310	518	1,648	2,166	(70)	1992	2024
400	Harrison	OH	—	—	4,561	373	—	4,934	4,934	(3,333)	1995	1999
1054	Durant	OK	—	619	9,256	3,040	666	12,249	12,915	(5,672)	1998	2006
817	Owasso	OK	—	—	6,582	(519)	—	6,063	6,063	(2,976)	2006	2005

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
3010	Springfield	OR	20,802	—	51,998	1,979	—	53,977	53,977	(7,268)	2011	2021
PA0006	Camp Hill	PA	—	1,014	2,376	183	1,014	2,559	3,573	(173)	1980	2024
PA0002	Carlisle	PA	—	680	1,468	—	680	1,468	2,148	(116)	2002	2024
PA0004	Carlisle	PA	—	456	2,333	—	456	2,333	2,789	(161)	1996	2024
PA0014	Erie	PA	—	251	21,584	—	251	21,584	21,835	(808)	2007	2024
PA0010	Hanover	PA	—	1,777	8,437	1,001	1,777	9,438	11,215	(526)	2003	2024
PA0007	Harrisburg	PA	—	1,800	4,397	511	1,823	4,885	6,708	(422)	2000	2024
PA0008	Harrisburg	PA	—	586	1,115	102	586	1,217	1,803	(68)	1997	2024
PA0005	Hershey	PA	—	196	2,896	113	196	3,009	3,205	(117)	1994	2024
2570	Limerick	PA	—	925	20,072	(119)	755	20,123	20,878	(5,801)	1999	2016
2234	Philadelphia	PA	—	24,264	99,904	53,253	24,288	153,133	177,421	(48,972)	1973/2019	2014
2403	Philadelphia	PA	—	26,063	97,646	54,119	26,134	151,694	177,828	(58,093)	2000	2015
PA0012	West Easton	PA	—	2,065	7,718	—	2,065	7,718	9,783	(397)	2017	2024
PA0013	West Mifflin	PA	—	957	3,193	—	957	3,193	4,150	(201)	1992	2024
2571	Wilkes-Barre	PA	—	—	9,138	11	—	9,149	9,149	(2,915)	2001	2016
PA0011	Wyomissing	PA	—	298	3,410	—	298	3,410	3,708	(191)	2002	2024
2694	Anderson	SC	—	405	1,211	(162)	243	1,211	1,454	(270)	2012	2020
2573	Florence	SC	—	—	12,090	90	—	12,180	12,180	(3,100)	1998	2016
2574	Florence	SC	—	—	12,190	87	—	12,277	12,277	(3,120)	1998	2016
2575	Florence	SC	—	—	11,243	56	—	11,299	11,299	(3,516)	1995	2016
2841	Greenville	SC	—	634	38,386	(2,283)	13	36,724	36,737	(7,237)	1991	2018
2842	Greenville	SC	—	794	41,293	(3,459)	—	38,628	38,628	(7,133)	1999	2018
2843	Greenville	SC	—	626	22,210	(2,776)	—	20,060	20,060	(3,676)	1996	2018
2844	Greenville	SC	—	806	18,889	(1,811)	—	17,884	17,884	(2,947)	1998	2018
2845	Greenville	SC	—	932	40,879	(3,309)	—	38,502	38,502	(6,226)	2005	2018
2846	Greenville	SC	—	896	38,486	(3,670)	—	35,712	35,712	(5,831)	2007	2018
2847	Greenville	SC	—	600	26,472	200	—	27,272	27,272	(5,264)	1996	2018
2850	Greenville	SC	—	211	6,503	(1,008)	211	5,495	5,706	(1,044)	2008	2018
2853	Greenville	SC	—	534	6,430	(1,388)	—	5,576	5,576	(1,231)	1998	2018
2854	Greenville	SC	—	824	13,645	(2,812)	—	11,657	11,657	(2,048)	1992	2018
2848	Greer	SC	—	318	5,816	(791)	—	5,343	5,343	(851)	2008	2018
2849	Greer	SC	—	319	5,836	(777)	—	5,378	5,378	(879)	2008	2018
2862	Myrtle Beach	SC	—	—	—	28,496	—	28,496	28,496	(7,945)	2019	2018
2851	Travelers Rest	SC	—	498	1,015	(399)	299	815	1,114	(309)	1998	2018
2865	Brentwood	TN	—	—	—	36,965	52	36,913	36,965	(5,487)	2020	2019
TN0007	Chattanooga	TN	—	139	10,350	281	139	10,631	10,770	(532)	1976	2024
TN0010	Chattanooga	TN	—	221	17,612	—	221	17,612	17,833	(813)	1993	2024
TN0011	Franklin	TN	—	3,056	5,484	—	3,056	5,484	8,540	(293)	2014	2024
624	Hendersonville	TN	—	256	1,530	1,581	256	3,111	3,367	(1,497)	1985	2006
559	Hermitage	TN	—	830	5,036	13,203	837	18,232	19,069	(7,630)	1999/2019	2003
561	Hermitage	TN	—	596	9,698	4,457	596	14,155	14,751	(7,773)	1993	2003
562	Hermitage	TN	—	317	6,528	2,936	317	9,464	9,781	(4,965)	1994	2003
TN0002	Jackson	TN	—	1,124	5,631	—	1,124	5,631	6,755	(358)	1991	2024
TN0001	Kingsport	TN	—	2,778	10,365	57	2,835	10,365	13,200	(476)	2005	2024
TN0012	Kingsport	TN	—	511	59,215	—	511	59,215	59,726	(1,990)	2010	2024
625	Nashville	TN	—	955	14,289	9,058	955	23,347	24,302	(10,821)	2000	2006
626	Nashville	TN	—	2,050	5,211	5,984	2,050	11,195	13,245	(4,320)	1987	2006
627	Nashville	TN	—	1,007	181	986	1,113	1,061	2,174	(660)	1975	2006
628	Nashville	TN	—	2,980	7,164	3,670	2,980	10,834	13,814	(4,561)	1988	2006
630	Nashville	TN	—	515	848	351	649	1,065	1,714	(596)	1975	2006
631	Nashville	TN	—	266	1,305	1,171	266	2,476	2,742	(1,266)	1980	2006
632	Nashville	TN	—	827	7,642	3,565	827	11,207	12,034	(5,708)	1988	2006
633	Nashville	TN	—	5,425	12,577	5,876	5,425	18,453	23,878	(9,429)	1971	2006
634	Nashville	TN	—	3,818	15,185	12,001	3,818	27,186	31,004	(10,703)	1992	2006
636	Nashville	TN	—	583	450	424	604	853	1,457	(449)	1974	2006
2967	Nashville	TN	—	—	—	53,773	—	53,773	53,773	(7,540)	2021	2019
2720	Nashville	TN	—	102	10,925	749	102	11,674	11,776	(2,415)	1986	2021
TN0005	Nashville	TN	—	16,857	17,681	(230)	16,857	17,451	34,308	(946)	2015	2024
TN0008	Spring Hill	TN	—	628	13,821	—	628	13,821	14,449	(655)	2012	2024
2611	Allen	TX	—	1,330	5,960	1,232	1,374	7,148	8,522	(2,021)	2004	2016
2612	Allen	TX	—	1,310	4,165	1,683	1,310	5,848	7,158	(1,899)	2005	2016
573	Arlington	TX	—	769	12,355	25,901	769	38,256	39,025	(10,485)	1995/2023	2006
TX0025	Austin	TX	—	22,885	16,662	1,065	22,902	17,710	40,612	(1,037)	2006	2024
TX0016	Bedford	TX	—	627	4,706	—	627	4,706	5,333	(339)	2014	2024
TX0026	Bryan	TX	—	105	7,013	153	105	7,166	7,271	(344)	1996	2024
TX0027	Bryan	TX	—	197	4,080	—	197	4,080	4,277	(223)	1997	2024
TX0012	Carrollton	TX	—	1,723	857	—	1,723	857	2,580	(111)	2001	2024
TX0023	Carrollton	TX	—	3,461	5,211	208	3,461	5,419	8,880	(477)	2002	2024
2621	Cedar Park	TX	—	1,617	11,640	945	1,617	12,585	14,202	(2,570)	2007	2017
576	Conroe	TX	—	324	4,842	5,020	324	9,862	10,186	(4,575)	1983	2006
577	Conroe	TX	—	397	7,966	2,973	397	10,939	11,336	(5,342)	1995	2006
578	Conroe	TX	—	388	7,975	2,576	388	10,551	10,939	(4,616)	1997/2012	2006
579	Conroe	TX	—	188	3,618	1,226	188	4,844	5,032	(2,633)	1995	2006
581	Corpus Christi	TX	—	717	8,181	4,429	717	12,610	13,327	(5,782)	1995	2006
600	Corpus Christi	TX	—	328	3,210	2,456	334	5,660	5,994	(3,040)	1995	2006
601	Corpus Christi	TX	—	313	1,771	1,458	325	3,217	3,542	(1,318)	1985	2006

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
2839	Cypress	TX	—	—	—	37,654	11	37,643	37,654	(13,846)	2016	2015
582	Dallas	TX	—	1,664	6,785	3,781	1,793	10,437	12,230	(5,178)	1979	2006
1314	Dallas	TX	—	15,230	162,970	29,492	23,630	184,062	207,692	(94,164)	1974	2007
1315	Dallas	TX	—	—	—	4,485	17	4,468	4,485	(1,431)	1978	2007
1316	Dallas	TX	—	—	—	10,361	64	10,297	10,361	(3,075)	1985	2007
1317	Dallas	TX	—	—	—	12,298	267	12,031	12,298	(3,024)	1995	2007
1319	Dallas	TX	—	18,840	155,659	7,310	18,840	162,969	181,809	(81,664)	1974	2007
2721	Dallas	TX	—	31,707	2,000	698	31,707	2,698	34,405	(1,998)	1983	2020
TX0028	Dallas	TX	—	448	189,390	1,552	448	190,942	191,390	(6,257)	2011	2024
3007	Denton	TX	5,673	2,298	9,502	111	2,338	9,573	11,911	(1,786)	2014	2021
TX0033	Denton	TX	—	1,524	11,381	—	1,524	11,381	12,905	(434)	2019	2024
TX0001	El Paso	TX	—	725	2,729	74	725	2,803	3,528	(92)	1987	2024
TX0002	El Paso	TX	—	1,429	5,104	377	1,429	5,481	6,910	(295)	2004	2024
TX0009	El Paso	TX	—	2,156	10,909	262	2,156	11,171	13,327	(557)	1983	2024
TX0010	El Paso	TX	—	913	2,014	89	918	2,098	3,016	(150)	1983	2024
TX0022	Flower Mound	TX	—	910	3,696	95	910	3,791	4,701	(158)	2011	2024
TX0024	Flower Mound	TX	—	1,429	12,043	362	1,512	12,322	13,834	(652)	2011	2024
TX0A22	Flower Mound	TX	—	992	2,628	195	992	2,823	3,815	(116)	2011	2024
583	Fort Worth	TX	—	898	4,866	4,763	898	9,629	10,527	(4,661)	1995	2006
805	Fort Worth	TX	—	—	2,481	1,416	45	3,852	3,897	(2,650)	1985	2005
806	Fort Worth	TX	—	—	6,070	1,775	51	7,794	7,845	(3,603)	1985	2005
2619	Fort Worth	TX	—	1,180	13,432	2,000	1,180	15,432	16,612	(2,579)	2006	2017
2620	Fort Worth	TX	—	1,961	14,155	1,599	2,000	15,715	17,715	(2,732)	2005	2017
2982	Fort Worth	TX	—	2,720	6,225	6,335	2,719	12,561	15,280	(4,259)	2020	2019
3020	Frisco	TX	—	—	27,201	731	—	27,932	27,932	(3,041)	2004	2021
3021	Frisco	TX	—	—	26,181	2,272	—	28,453	28,453	(3,485)	2004	2021
TX0032	Ft. Worth	TX	—	866	24,845	63	866	24,908	25,774	(951)	2017	2024
1061	Granbury	TX	—	—	6,863	1,326	—	8,189	8,189	(3,973)	2001	2006
430	Houston	TX	—	1,927	33,140	22,722	2,388	55,401	57,789	(33,744)	1985/2018	1999
446	Houston	TX	—	2,200	19,585	11,112	2,936	29,961	32,897	(22,553)	1976/2018	1999
589	Houston	TX	—	1,676	12,602	16,193	1,676	28,795	30,471	(8,996)	1985/2022	2006
702	Houston	TX	—	—	7,414	2,716	—	10,130	10,130	(5,100)	2006	2006
1044	Houston	TX	—	—	4,838	6,769	1,321	10,286	11,607	(4,127)	2006	2006
2542	Houston	TX	—	304	17,764	(304)	—	17,764	17,764	(4,822)	1990	2015
2543	Houston	TX	—	116	6,555	(116)	—	6,555	6,555	(2,076)	1970	2015
2544	Houston	TX	—	312	12,094	(312)	—	12,094	12,094	(3,830)	1987	2015
2545	Houston	TX	—	316	13,931	(300)	—	13,947	13,947	(3,309)	2005	2015
2546	Houston	TX	—	408	18,332	1,582	—	20,322	20,322	(6,978)	1977	2015
2547	Houston	TX	—	470	18,197	429	—	19,096	19,096	(5,762)	1985	2015
2548	Houston	TX	—	313	7,036	(112)	—	7,237	7,237	(2,674)	1979	2015
2549	Houston	TX	—	530	22,711	148	530	22,859	23,389	(5,298)	2006	2015
2966	Houston	TX	—	—	—	40,944	—	40,944	40,944	(5,145)	2022	2020
590	Irving	TX	—	828	6,160	5,620	828	11,780	12,608	(5,308)	1997	2006
700	Irving	TX	—	—	8,550	2,965	8	11,507	11,515	(5,499)	2004	2006
1207	Irving	TX	—	1,955	12,793	4,707	2,032	17,423	19,455	(7,447)	2001	2006
TX0013	Katy	TX	—	2,567	3,105	276	2,567	3,381	5,948	(256)	2005	2024
TX0014	Katy	TX	—	2,153	21,169	248	2,153	21,417	23,570	(1,156)	2006	2024
2840	Kingwood	TX	—	3,035	28,373	1,199	3,422	29,185	32,607	(6,930)	2003	2016
591	Lewisville	TX	—	561	8,043	1,447	561	9,490	10,051	(4,784)	1976	2006
144	Longview	TX	—	102	7,998	988	102	8,986	9,088	(6,021)	1993	1992
143	Lufkin	TX	—	338	2,383	219	338	2,602	2,940	(1,722)	1993	1992
TX0019	Lufkin	TX	—	80	6,314	237	80	6,551	6,631	(318)	1999	2024
TX0020	Lufkin	TX	—	100	7,954	560	100	8,514	8,614	(366)	2004	2024
TX0021	Lufkin	TX	—	155	2,668	—	155	2,668	2,823	(172)	1990	2024
TX0008	Mansfield	TX	—	4,435	3,375	111	4,435	3,486	7,921	(229)	2010	2024
568	McKinney	TX	—	541	6,217	3,292	541	9,509	10,050	(5,404)	1999	2003
569	McKinney	TX	—	—	636	8,330	—	8,966	8,966	(4,914)	2004	2003
3216	McKinney	TX	—	—	—	23,325	—	23,325	23,325	—	—	2023
TX0029	Midland	TX	—	2,933	12,903	—	2,933	12,903	15,836	(663)	2003	2024
596	North Richland Hills	TX	—	812	8,883	4,631	812	13,514	14,326	(6,093)	1999	2006
TX0030	Pasadena	TX	—	1,520	8,648	—	1,520	8,648	10,168	(388)	2018	2024
2835	Pearland	TX	—	—	4,014	5,853	41	9,826	9,867	(3,409)	2006	2006
2838	Pearland	TX	—	—	—	18,054	—	18,054	18,054	(5,867)	2015	2014
597	Plano	TX	—	1,210	9,588	7,510	1,225	17,083	18,308	(7,807)	1997	2006
672	Plano	TX	—	1,389	12,768	4,751	1,389	17,519	18,908	(7,944)	2004	2006
1384	Plano	TX	—	6,290	22,686	8,430	6,290	31,116	37,406	(26,707)	1997	2007
2653	Rockwall	TX	—	788	9,020	(369)	536	8,903	9,439	(1,761)	2015	2017
TX0031	Rockwall	TX	—	606	15,815	375	606	16,190	16,796	(714)	2017	2024
815	San Antonio	TX	—	—	9,193	3,637	75	12,755	12,830	(6,170)	1997	2006
816	San Antonio	TX	1,180	—	8,699	13,052	26	21,725	21,751	(7,068)	1992/2022	2006
2837	San Antonio	TX	—	—	26,191	4,413	—	30,604	30,604	(13,873)	2006	2011
TX0005	San Antonio	TX	—	4,100	20,829	101	4,100	20,930	25,030	(968)	2007	2024
TX0006	San Antonio	TX	—	687	2,796	42	687	2,838	3,525	(196)	2007	2024
2852	Shenandoah	TX	—	—	—	29,980	—	29,980	29,980	(9,663)	2017	2016
TX0017	Spring	TX	—	892	25,022	(3)	892	25,019	25,911	(909)	2015	2024
598	Sugar Land	TX	—	1,078	5,158	4,447	1,112	9,571	10,683	(3,860)	1982	2006

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
599	Texas City	TX	—	—	9,519	2,067	—	11,586	11,586	(5,526)	2003	2006
2550	The Woodlands	TX	—	115	5,141	(115)	—	5,141	5,141	(1,395)	1984	2015
2551	The Woodlands	TX	—	296	18,282	(296)	—	18,282	18,282	(4,342)	1997	2015
2552	The Woodlands	TX	—	374	25,125	(374)	—	25,125	25,125	(5,304)	2004	2015
TX0018	The Woodlands	TX	—	715	13,972	—	715	13,972	14,687	(724)	2001	2024
152	Victoria	TX	—	125	8,977	535	125	9,512	9,637	(6,120)	1994	1992
2198	Webster	TX	—	2,220	9,602	142	2,220	9,744	11,964	(4,325)	1991	2013
3024	Webster	TX	—	3,196	12,911	325	3,212	13,220	16,432	(1,393)	2007	2022
3025	Webster	TX	—	3,209	23,782	141	3,225	23,907	27,132	(2,487)	2007	2022
TX3249	Webster	TX	—	2,265	—	—	2,265	—	2,265	—	—	2024
3215	Wylie	TX	—	874	4,122	11	874	4,133	5,007	(421)	2005	2007
1592	Bountiful	UT	—	999	7,426	2,807	1,019	10,213	11,232	(4,260)	2005	2010
169	Bountiful	UT	—	276	5,237	5,377	599	10,291	10,890	(4,934)	1995	1994
2035	Draper	UT	3,748	—	10,803	867	—	11,670	11,670	(3,194)	2010	2012
469	Kaysville	UT	—	530	4,493	550	530	5,043	5,573	(2,373)	2001	2001
456	Layton	UT	—	371	7,073	2,910	401	9,953	10,354	(5,596)	1998	2001
2042	Layton	UT	—	—	10,975	1,794	44	12,725	12,769	(3,561)	2006	2012
357	Orem	UT	—	337	8,744	1,042	306	9,817	10,123	(6,590)	1998	1999
353	Salt Lake City	UT	—	190	779	280	273	976	1,249	(692)	1991	1999
354	Salt Lake City	UT	—	220	10,732	4,567	309	15,210	15,519	(9,481)	1999	1999
355	Salt Lake City	UT	—	180	14,792	5,604	180	20,396	20,576	(12,561)	1993	1999
467	Salt Lake City	UT	—	3,000	7,541	2,158	3,019	9,680	12,699	(5,395)	1998	2001
566	Salt Lake City	UT	—	509	4,044	3,828	509	7,872	8,381	(4,071)	1974	2003
2041	Salt Lake City	UT	—	—	12,326	1,009	—	13,335	13,335	(3,813)	2007	2012
2033	Sandy	UT	—	867	3,513	2,920	1,356	5,944	7,300	(3,667)	1989	2012
2864	Washington Terrace	UT	—	—	—	20,163	—	20,163	20,163	(4,116)	2020	2019
351	Washington Terrace	UT	—	—	4,573	3,091	17	7,647	7,664	(3,863)	1989	1999
352	Washington Terrace	UT	—	—	2,692	1,581	15	4,258	4,273	(2,042)	1990	1999
2034	West Jordan	UT	—	—	12,021	(177)	—	11,844	11,844	(3,282)	2006	2012
2036	West Jordan	UT	—	—	1,383	1,378	—	2,761	2,761	(1,677)	1982	2012
1208	Fairfax	VA	—	8,396	16,710	11,995	8,742	28,359	37,101	(16,235)	1974/2018	2006
2230	Fredericksburg	VA	—	1,101	8,570	156	1,113	8,714	9,827	(2,554)	2008	2014
VA0001	Fredericksburg	VA	—	2,674	14,182	2,448	3,043	16,261	19,304	(780)	2006	2024
VA0002	Hampton	VA	—	4,865	11,976	—	4,865	11,976	16,841	(713)	2007	2024
3001	Leesburg	VA	10,252	3,549	24,059	5,717	3,549	29,776	33,325	(5,670)	2010	2021
3015	Midlothian	VA	12,734	—	21,442	22	59	21,405	21,464	(2,288)	2012	2021
3016	Midlothian	VA	12,038	—	20,610	(147)	32	20,431	20,463	(2,156)	2013	2021
3017	Midlothian	VA	13,928	—	22,531	(1,031)	—	21,500	21,500	(2,539)	2014	2021
572	Reston	VA	—	—	11,902	(860)	—	11,042	11,042	(5,902)	2004	2003
WA0009	Federal Way	WA	—	397	6,502	368	397	6,870	7,267	(357)	1987	2024
WA0006	Gig Harbor	WA	—	87	1,938	—	87	1,938	2,025	(116)	1991	2024
WA0002	Kennewick	WA	—	3,611	25,463	—	3,611	25,463	29,074	(1,458)	2015	2024
WA0001	Lakewood	WA	—	3,967	5,588	21	3,967	5,609	9,576	(361)	2004	2024
WA0010	Lakewood	WA	—	400	3,665	90	400	3,755	4,155	(286)	1989	2024
448	Renton	WA	—	—	18,724	4,630	—	23,354	23,354	(14,684)	1993	1999
781	Seattle	WA	—	—	52,703	10,268	—	62,971	62,971	(30,822)	1994	2004
782	Seattle	WA	—	—	24,382	22,359	125	46,616	46,741	(18,601)	1990/2022	2004
783	Seattle	WA	—	—	5,625	2,164	69	7,720	7,789	(6,215)	1984	2004
785	Seattle	WA	—	—	7,293	933	—	8,226	8,226	(5,253)	1982	2004
1385	Seattle	WA	—	—	45,027	18,577	—	63,604	63,604	(29,496)	1986/2019	2007
3022	Seattle	WA	—	35,624	4,176	1	35,625	4,176	39,801	(2,741)	1963/2012	2021
WA0003	Tacoma	WA	—	269	1,900	383	269	2,283	2,552	(206)	1977	2024
WA0004	Tacoma	WA	—	479	6,955	237	479	7,192	7,671	(462)	1991	2024
WA0005	Tacoma	WA	—	440	6,778	329	440	7,107	7,547	(381)	1989	2024
WA0007	Tacoma	WA	—	186	15,111	—	186	15,111	15,297	(747)	1980	2024
WI0006	Appleton	WI	—	1,892	13,896	80	1,892	13,976	15,868	(587)	2015	2024
WI0007	Appleton	WI	—	2,477	15,188	—	2,477	15,188	17,665	(862)	2005	2024
WI0005	Brookfield	WI	—	1,183	3,391	46	1,183	3,437	4,620	(151)	2016	2024
WI0004	Milwaukee	WI	—	3,052	13,111	612	3,052	13,723	16,775	(541)	1896/2003	2024
WI0002	Shawano	WI	—	347	1,571	—	347	1,571	1,918	(96)	2010	2024
WI0001	West Allis	WI	—	980	388	9	980	397	1,377	(63)	2002	2024
2038	Evanston	WY	—	—	4,601	1,204	—	5,805	5,805	(2,202)	2002	2012
			$250,503	$860,670	$6,577,057	$1,629,467	$877,189	$8,190,005	$9,067,194	$(2,005,342)

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
Lab
1483	Brisbane	CA	$—	$8,498	$500	$83,876	$8,498	$84,376	$92,874	$(9,494)	2022	2007
1484	Brisbane	CA	—	11,331	689	159,655	11,331	160,344	171,675	(15,892)	2022	2007
1485	Brisbane	CA	—	11,331	600	154,111	11,331	154,711	166,042	(17,187)	2022	2007
1486	Brisbane	CA	—	11,331	—	135,416	11,331	135,416	146,747	(28,636)	2020	2007
1487	Brisbane	CA	—	8,498	—	76,411	8,498	76,411	84,909	(9,682)	2020	2007
2874	Brisbane	CA	—	26,895	62,318	76,313	26,295	139,231	165,526	(16,804)	1989	2019
2875	Brisbane	CA	—	24,092	56,623	11,039	24,092	67,662	91,754	(10,300)	2000	2019
3139	Brisbane	CA	—	35,805	—	7,726	35,805	7,726	43,531	—	—	2019
3140	Brisbane	CA	—	35,805	—	4,312	35,805	4,312	40,117	—	—	2019
3142	Brisbane	CA	—	—	—	3,768	—	3,768	3,768	(471)	—	2007
1401	Hayward	CA	—	900	7,100	12,656	1,338	19,318	20,656	(7,075)	1996	2007
1402	Hayward	CA	—	1,500	6,400	6,837	1,500	13,237	14,737	(3,865)	1999	2007
1403	Hayward	CA	—	1,900	7,100	7,873	1,900	14,973	16,873	(6,858)	1998	2007
1404	Hayward	CA	—	2,200	17,200	9,007	2,200	26,207	28,407	(11,504)	1999	2007
1405	Hayward	CA	—	1,000	3,200	646	1,000	3,846	4,846	(1,805)	1999	2007
1549	Hayward	CA	—	1,006	4,259	4,080	1,006	8,339	9,345	(4,984)	1996	2007
1550	Hayward	CA	—	677	2,761	774	677	3,535	4,212	(2,174)	1996	2007
1551	Hayward	CA	—	661	1,995	2,900	661	4,895	5,556	(2,111)	1996	2007
1552	Hayward	CA	—	1,187	7,139	1,725	1,187	8,864	10,051	(6,135)	1996	2007
1553	Hayward	CA	—	1,189	9,465	1,045	1,189	10,510	11,699	(7,258)	1996	2007
1554	Hayward	CA	—	1,246	5,179	11,972	1,246	17,151	18,397	(7,808)	1996	2007
1555	Hayward	CA	—	1,521	13,546	7,516	1,521	21,062	22,583	(15,597)	1996	2007
1556	Hayward	CA	—	1,212	5,120	1,516	1,212	6,636	7,848	(4,134)	1996	2007
1424	La Jolla	CA	—	11,175	25,283	44,524	11,389	69,593	80,982	(20,050)	1982	2007
1425	La Jolla	CA	—	7,217	19,883	61	7,217	19,944	27,161	(8,695)	1981	2007
1426	La Jolla	CA	—	8,381	12,412	20,834	8,381	33,246	41,627	(17,322)	1984	2007
1427	La Jolla	CA	—	10,127	16,983	13,272	10,355	30,027	40,382	(11,912)	1982	2007
1949	La Jolla	CA	—	2,686	11,045	17,501	2,686	28,546	31,232	(9,932)	2021	2011
2229	La Jolla	CA	—	8,753	32,528	16,664	8,777	49,168	57,945	(15,310)	1986/2009	2014
1499	Redwood City	CA	—	3,400	5,500	2,652	3,455	8,097	11,552	(3,743)	1989	2007
1500	Redwood City	CA	—	2,500	4,100	1,038	2,500	5,138	7,638	(2,678)	1989	2007
1501	Redwood City	CA	—	3,600	4,600	1,895	3,600	6,495	10,095	(3,705)	1989	2007
1502	Redwood City	CA	—	3,100	5,100	3,542	3,100	8,642	11,742	(3,548)	1989	2007
1503	Redwood City	CA	—	4,800	17,300	8,351	4,800	25,651	30,451	(10,467)	1989	2007
1504	Redwood City	CA	—	5,400	15,500	11,098	5,400	26,598	31,998	(12,781)	1989	2007
1505	Redwood City	CA	—	3,000	3,500	6,366	3,000	9,866	12,866	(4,028)	1988	2007
1506	Redwood City	CA	—	6,000	14,300	14,300	6,000	28,600	34,600	(17,972)	1988	2007
1507	Redwood City	CA	—	1,900	12,800	11,655	1,900	24,455	26,355	(8,804)	1988/2011	2007
1508	Redwood City	CA	—	2,700	11,300	17,193	2,700	28,493	31,193	(11,068)	1988/2011	2007
1509	Redwood City	CA	—	2,700	10,900	1,565	2,700	12,465	15,165	(5,360)	1988	2007
1510	Redwood City	CA	—	2,200	12,000	6,243	2,200	18,243	20,443	(8,259)	1988	2007
1511	Redwood City	CA	—	2,600	9,300	17,497	2,600	26,797	29,397	(14,437)	1988	2007
1512	Redwood City	CA	—	3,300	18,000	19,072	3,300	37,072	40,372	(21,007)	2000	2007
1513	Redwood City	CA	—	3,300	17,900	18,365	3,326	36,239	39,565	(18,383)	2000	2007
678	San Diego	CA	—	2,603	11,051	3,587	2,766	14,475	17,241	(7,299)	1997	2004
679	San Diego	CA	—	5,269	23,566	23,990	5,669	47,156	52,825	(20,424)	1997	2004
837	San Diego	CA	—	4,630	2,028	3,302	4,630	5,330	9,960	(2,648)	1988/2012	2006
838	San Diego	CA	—	2,040	903	3,354	2,040	4,257	6,297	(1,439)	1988/2012	2006
839	San Diego	CA	—	3,940	3,184	2,995	4,036	6,083	10,119	(2,847)	1987	2006
840	San Diego	CA	—	5,690	4,579	1,486	5,830	5,925	11,755	(2,789)	1987	2006
1418	San Diego	CA	—	11,700	31,243	59,338	11,700	90,581	102,281	(21,029)	2022	2007
1419	San Diego	CA	—	2,324	—	33,175	2,324	33,175	35,499	(4,422)	2022	2007
1420	San Diego	CA	—	4,200	—	41,225	4,200	41,225	45,425	(3,755)	2022	2007
1421	San Diego	CA	—	7,000	33,779	—	7,000	33,779	40,779	(14,708)	2000	2007
1422	San Diego	CA	—	7,179	3,687	2,081	7,179	5,768	12,947	(3,687)	—	2007
1423	San Diego	CA	—	8,400	33,144	34,028	8,400	67,172	75,572	(24,422)	2002/2020	2007
1947	San Diego	CA	—	2,581	10,534	4,497	2,581	15,031	17,612	(8,664)	2000	2011
1948	San Diego	CA	—	5,879	25,305	8,311	5,879	33,616	39,495	(14,802)	2001	2011
2197	San Diego	CA	—	7,621	3,913	7,590	7,621	11,503	19,124	(7,733)	1984	2007
2476	San Diego	CA	—	7,661	9,918	18,298	7,661	28,216	35,877	(4,442)	2000/2002	2016
2477	San Diego	CA	—	9,207	14,613	8,481	9,207	23,094	32,301	(6,775)	2000/2001	2016
2478	San Diego	CA	—	6,000	—	120,761	6,000	120,761	126,761	—	—	2016
2617	San Diego	CA	—	2,734	5,195	9,363	2,734	14,558	17,292	(4,106)	1991/2020	2017
2618	San Diego	CA	—	4,100	12,395	22,843	4,100	35,238	39,338	(14,493)	1991/2020	2017
2622	San Diego	CA	—	—	—	17,201	—	17,201	17,201	(2,091)	2020	2004
2872	San Diego	CA	—	10,120	38,351	1,044	10,120	39,395	49,515	(9,481)	1995	2018
2873	San Diego	CA	—	6,052	14,122	1,445	6,052	15,567	21,619	(2,941)	1997	2018
3069	San Diego	CA	—	7,054	7,794	24,081	6,954	31,975	38,929	(4,467)	2007/2021	2019
3110	San Diego	CA	—	19,120	—	9,373	20,587	7,906	28,493	(14)	—	2021
3111	San Diego	CA	—	24,729	—	2,141	24,830	2,040	26,870	(18)	—	2022
3153	San Diego	CA	—	1,215	—	15	1,217	13	1,230	—	—	2023
1410	South San Francisco	CA	—	4,900	18,100	12,327	4,900	30,427	35,327	(16,142)	2000/2019	2007
1411	South San Francisco	CA	—	8,000	27,700	33,196	8,000	60,896	68,896	(21,778)	2003/2019	2007
1412	South San Francisco	CA	—	10,100	22,521	10,501	10,100	33,022	43,122	(14,123)	1999	2007
1413	South San Francisco	CA	—	8,000	28,299	8,603	8,000	36,902	44,902	(19,128)	2000	2007
1430	South San Francisco	CA	—	10,700	23,621	27,995	10,733	51,583	62,316	(16,385)	1998/2019	2007
1431	South San Francisco	CA	—	7,000	15,500	10,711	7,022	26,189	33,211	(10,767)	2001	2007
1435	South San Francisco	CA	—	13,800	42,500	26,593	13,800	69,093	82,893	(24,860)	2008/2010	2007
1436	South San Francisco	CA	—	14,500	45,300	42,147	14,500	87,447	101,947	(26,760)	2024	2007
1437	South San Francisco	CA	—	9,400	24,800	36,750	9,400	61,550	70,950	(24,113)	2008/2010	2007
1439	South San Francisco	CA	—	11,900	68,848	13,735	11,900	82,583	94,483	(29,994)	2003	2007

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
1440	South San Francisco	CA	—	10,000	57,954	15,024	10,000	72,978	82,978	(24,006)	2003	2007
1441	South San Francisco	CA	—	9,300	43,549	22,619	9,300	66,168	75,468	(16,875)	2003	2007
1442	South San Francisco	CA	—	11,000	47,289	42,668	11,000	89,957	100,957	(26,528)	2023	2007
1443	South San Francisco	CA	—	13,200	60,932	3,283	13,200	64,215	77,415	(26,657)	2007	2007
1444	South San Francisco	CA	—	10,500	33,776	13,824	10,500	47,600	58,100	(14,058)	2024	2007
1445	South San Francisco	CA	—	10,600	34,083	46	10,600	34,129	44,729	(14,848)	2003	2007
1458	South San Francisco	CA	—	10,900	20,900	6,924	10,900	27,824	38,724	(10,664)	2005	2007
1459	South San Francisco	CA	—	9,800	394	157,274	9,800	157,668	167,468	(11,273)	2023	2007
1462	South San Francisco	CA	—	7,117	600	5,280	7,117	5,880	12,997	(1,956)	1984/2012	2007
1463	South San Francisco	CA	—	10,381	2,300	17,197	10,381	19,497	29,878	(6,763)	1979/2012	2007
1464	South San Francisco	CA	—	7,403	700	9,060	7,403	9,760	17,163	(3,302)	1965/2012	2007
1468	South San Francisco	CA	—	10,100	24,013	11,565	10,100	35,578	45,678	(16,168)	2006	2007
1480	South San Francisco	CA	—	32,210	3,110	160,550	32,210	163,660	195,870	(7,004)	2023	2007
1528	South San Francisco	CA	—	—	—	188,739	—	188,739	188,739	(275)	—	2007
1559	South San Francisco	CA	—	5,666	5,773	199	5,666	5,972	11,638	(5,923)	1968	2007
1560	South San Francisco	CA	—	1,204	1,293	2,683	1,204	3,976	5,180	(3,267)	1966	2007
1983	South San Francisco	CA	—	8,648	—	90,582	8,648	90,582	99,230	(31,738)	2016	2011
1984	South San Francisco	CA	—	7,844	—	90,761	7,844	90,761	98,605	(34,910)	2017	2011
1985	South San Francisco	CA	—	6,708	—	122,716	6,708	122,716	129,424	(43,270)	2017	2011
1986	South San Francisco	CA	—	6,708	—	120,758	6,708	120,758	127,466	(38,078)	2018	2011
1987	South San Francisco	CA	—	8,544	—	100,777	8,544	100,777	109,321	(28,885)	2019	2011
1988	South San Francisco	CA	—	10,120	—	119,625	10,120	119,625	129,745	(35,906)	2019	2011
1989	South San Francisco	CA	—	9,169	—	100,395	9,169	100,395	109,564	(23,508)	2020	2011
2553	South San Francisco	CA	—	2,897	8,691	4,478	2,897	13,169	16,066	(5,172)	1988	2015
2554	South San Francisco	CA	—	995	2,754	2,332	995	5,086	6,081	(1,757)	1988	2015
2555	South San Francisco	CA	—	2,202	10,776	2,527	2,202	13,303	15,505	(3,917)	1988	2015
2556	South San Francisco	CA	—	2,962	15,108	1,557	2,962	16,665	19,627	(4,704)	1988	2015
2557	South San Francisco	CA	—	2,453	13,063	3,842	2,453	16,905	19,358	(6,725)	1988	2015
2558	South San Francisco	CA	—	1,163	5,925	315	1,163	6,240	7,403	(1,626)	1988	2015
2624	South San Francisco	CA	—	25,502	42,910	14,832	25,502	57,742	83,244	(14,353)	2001	2017
2870	South San Francisco	CA	—	23,297	41,797	28,804	23,330	70,568	93,898	(21,151)	1996/2019	2018
2871	South San Francisco	CA	—	20,293	41,262	22,121	20,333	63,343	83,676	(23,373)	1999/2019	2018
3100	South San Francisco	CA	—	14,245	—	15,095	14,245	15,095	29,340	—	—	2021
3101	South San Francisco	CA	—	61,208	—	29,603	61,208	29,603	90,811	—	—	2021
3102	South San Francisco	CA	—	43,885	—	6,359	43,885	6,359	50,244	—	—	2021
3123	South San Francisco	CA	—	—	—	6,456	—	6,456	6,456	—	—	2007
3154	South San Francisco	CA	—	—	—	56,590	—	56,590	56,590	(307)	—	—
2705	Cambridge	MA	—	24,371	128,498	197	24,371	128,695	153,066	(17,582)	2011	2020
2706	Cambridge	MA	—	15,473	149,051	850	15,473	149,901	165,374	(22,324)	2019	2020
2707	Cambridge	MA	—	25,549	229,547	8,597	25,549	238,144	263,693	(33,377)	2019	2020
2708	Cambridge	MA	—	—	17,751	539	—	18,290	18,290	(1,902)	2010	2020
2709	Cambridge	MA	—	—	15,451	29	—	15,480	15,480	(1,579)	2019	2020
2928	Cambridge	MA	—	44,215	24,120	3,154	44,215	27,274	71,489	(5,108)	1984	2019
2929	Cambridge	MA	—	20,516	—	159,436	20,516	159,436	179,952	(15,859)	2022	2019
3074	Cambridge	MA	—	78,762	252,153	14,635	78,762	266,788	345,550	(41,328)	2018	2019
3106	Cambridge	MA	—	20,644	2,982	621	20,644	3,603	24,247	(340)	1950	2021
3107	Cambridge	MA	—	19,009	12,327	1,875	19,009	14,202	33,211	(1,202)	1973	2021
3108	Cambridge	MA	—	123,074	7,513	8	123,074	7,521	130,595	(969)	1965	2021
3109	Cambridge	MA	—	5,903	—	637	5,903	637	6,540	—	—	2021
3112	Cambridge	MA	—	23,402	47,623	1,385	23,402	49,008	72,410	(5,706)	1985	2021
3113	Cambridge	MA	—	32,244	—	8,417	36,119	4,542	40,661	—	—	2021
3114	Cambridge	MA	—	22,969	—	(1,179)	22,969	(1,179)	21,790	—	—	2021
3115	Cambridge	MA	—	66,786	—	2,536	66,786	2,536	69,322	—	—	2021
3116	Cambridge	MA	—	—	—	17,413	—	17,413	17,413	—	—	2021
3119	Cambridge	MA	—	—	29,667	—	—	29,667	29,667	(2,984)	2021	2021
3120	Cambridge	MA	—	18,063	—	1,417	18,063	1,417	19,480	—	—	2021
3122	Cambridge	MA	—	25,247	—	3,293	25,247	3,293	28,540	—	—	2021
3136	Cambridge	MA	—	4,118	—	(161)	4,119	(162)	3,957	—	—	2021
3137	Cambridge	MA	—	41,327	—	4,680	41,327	4,680	46,007	—	—	2021
3141	Cambridge	MA	—	72,466	—	9,303	72,768	9,001	81,769	—	—	2022
3148	Cambridge	MA	—	2,277	—	67	2,290	54	2,344	—	—	2022
3149	Cambridge	MA	—	5,690	—	625	5,746	569	6,315	—	—	2022
3150	Cambridge	MA	—	1,651	—	360	1,659	352	2,011	—	—	2022
3151	Cambridge	MA	—	8,532	—	904	8,583	853	9,436	—	—	2022
3152	Cambridge	MA	—	9,892	—	1,525	10,507	910	11,417	—	—	2023
MA5394	Cambridge	MA	—	4,441	—	113	4,441	113	4,554	—	—	2024
2630	Lexington	MA	—	16,411	49,682	(2,284)	12,967	50,842	63,809	(12,431)	1999	2017
2631	Lexington	MA	—	7,759	142,081	30,473	6,978	173,335	180,313	(34,532)	2010/2023	2017
2632	Lexington	MA	—	—	21,390	126,772	—	148,162	148,162	(25,261)	2021	2018
3070	Lexington	MA	—	14,013	17,083	(269)	14,013	16,814	30,827	(3,110)	1974/2012	2019
3071	Lexington	MA	—	14,930	16,677	(121)	14,930	16,556	31,486	(2,782)	1970/2012	2019
3072	Lexington	MA	—	34,598	43,032	(288)	34,598	42,744	77,342	(9,256)	1967/2013	2019
3073	Lexington	MA	—	37,050	44,647	144	37,050	44,791	81,841	(9,883)	2017	2019
3093	Waltham	MA	—	47,792	275,556	26,887	47,790	302,445	350,235	(49,524)	2018	2020
9999	Denton	TX	—	100	—	—	100	—	100	—	—	2016
464	Salt Lake City	UT	—	630	6,921	2,563	630	9,484	10,114	(6,260)	1996	2001
465	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(3,415)	1999	2001
466	Salt Lake City	UT	—	—	14,614	(1,401)	—	13,213	13,213	(5,702)	2002	2001
1593	Salt Lake City	UT	—	—	23,998	250	—	24,248	24,248	(10,516)	2010	2010
			$—	$1,874,225	$3,195,605	$3,742,955	$1,877,701	$6,935,084	$8,812,785	$(1,644,660)

			Encumbrances at December 31, 2024	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2024			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and improvements(1)	Buildings and Improvements(2)		Land and improvements	Buildings and Improvements	Total(4)
Continuing care retirement community
3089	Birmingham	AL	$—	$6,193	$32,146	$7,845	$6,670	$39,514	$46,184	$(9,716)	1991	2020
3090	Bradenton	FL	—	5,216	88,090	29,437	6,037	116,706	122,743	(27,956)	1985	2020
2997	Clearwater	FL	64,402	6,680	132,521	23,978	7,317	155,862	163,179	(27,404)	1991	2020
3086	Jacksonville	FL	—	19,660	167,860	27,057	21,211	193,366	214,577	(38,594)	1989	2020
2996	Leesburg	FL	—	8,941	65,698	20,758	9,817	85,580	95,397	(19,236)	1990	2020
2995	Port Charlotte	FL	—	5,344	159,612	21,429	7,102	179,283	186,385	(30,007)	1987	2020
2998	Seminole	FL	41,845	14,080	77,485	14,823	15,047	91,341	106,388	(14,930)	1990	2020
3085	Seminole	FL	—	13,038	116,819	11,766	13,834	127,789	141,623	(28,051)	1982	2020
3092	Sun City Center	FL	—	25,254	175,535	25,544	26,918	199,415	226,333	(46,179)	1992	2020
3087	The Villages	FL	—	6,311	113,061	19,819	6,707	132,484	139,191	(26,539)	2009	2020
3084	Holland	MI	—	1,572	88,960	13,297	2,134	101,695	103,829	(19,395)	1991	2020
2991	Coatesville	PA	—	12,949	126,243	22,116	13,616	147,692	161,308	(26,697)	1998	2020
3080	Haverford	PA	—	16,461	108,816	32,212	16,461	141,028	157,489	(57,476)	1989	2006
3088	Spring	TX	—	3,210	30,085	13,679	3,544	43,430	46,974	(7,776)	2008	2020
3081	Fort Belvoir	VA	—	11,594	99,528	22,394	11,594	121,922	133,516	(55,893)	1990	2006
			$106,247	$156,503	$1,582,459	$306,154	$168,009	$1,877,107	$2,045,116	$(435,849)

Total real estate assets held for sale			—	(4,141)	(20,364)	13,844	(4,141)	(6,520)	(10,661)	2,821
Total, excluding held for sale			$356,750	$2,887,257	$11,334,757	$5,692,420	$2,918,758	$16,995,676	$19,914,434	$(4,083,030)

_______________________________________
(1)Assets with no initial land costs to the Company represent land that the Company leases from a third party (i.e., ground leases).
(2)Assets with no initial buildings and improvements costs to the Company represent development projects in process or completed.
(3)Includes adjustments for impairments, disposals, casualty events, and costs capitalized subsequent to acquisition, net of incidental income, if applicable. See Note 6 for information regarding impairment charges recognized during the year ended December 31, 2024.
(4)As of December 31, 2024, the aggregate gross cost of property included above for federal income tax purposes was approximately $21 billion.
(5)Buildings and improvements are depreciated over useful lives ranging up to 50 years.
(6)Year of original construction/year of last major renovation, if applicable.

A summary of activity for real estate and accumulated depreciation is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Real estate:
Balances at beginning of year	$16,620,314	$16,211,621	$15,506,658
Real estate assets acquired in connection with the Merger	3,696,519	—	—
Acquisition of real estate and development and improvements	668,803	754,225	1,102,593
Sales and/or transfers to assets held for sale	(909,629)	(137,731)	(82,350)
Deconsolidation of real estate	—	—	(189,605)
Impairments	(13,118)	—	—
Other(1)	(148,455)	(207,801)	(125,675)
Balances at end of year	$19,914,434	$16,620,314	$16,211,621
Accumulated depreciation:
Balances at beginning of year	$3,591,951	$3,188,138	$2,839,229
Depreciation expense	749,376	609,461	575,125
Sales and/or transfers to assets held for sale	(132,604)	(12,711)	(30,428)
Deconsolidation of real estate	—	—	(89,766)
Other(1)	(125,693)	(192,937)	(106,022)
Balances at end of year	$4,083,030	$3,591,951	$3,188,138
_______________________________________
(1)Primarily represents real estate and accumulated depreciation related to fully depreciated assets and reductions to net real estate due to casualty events.

Schedule IV: Mortgage Loans on Real Estate

(in thousands)

Location	Segment	Interest Rate	Fixed / Variable	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount Subject to Delinquent Principal or Interest
First mortgages relating to 61 properties:
Multiple	Other	6.00%	Fixed	7/19/2026(1)	Interest only	$—	$418,389	$399,209	$—
First mortgages relating to 5 properties:
Multiple	Other	Greater of 9.00% or 4.00% + (SOFR + 10 bps)	Variable	8/1/2027	Interest only	—	58,090	57,177	—
First mortgages relating to 10 properties:
Multiple	Other	Greater of 12.00% or 7.00% + (SOFR + 11 bps)	Variable	1/21/2025(2)	Interest only	—	48,000	47,911	—
Construction loan relating to one property:
Arizona	Other	7.47%	Fixed	2/6/2027(3)	(4)	—	25,654	23,528	—
Other construction loans each individually less than 3% of total carrying amount:
Various(5)	Other	7.57% to 7.84%	Fixed	12/31/2026 to 7/19/2027	(4)	—	21,238	20,135	—
First mortgages relating to one property:
Alabama	Other	10.00%	Fixed	1/12/2025(6)	(4)	—	35,350	34,592	—
Other first mortgages each individually less than 3% of total carrying amount:
Various(7)	Other	7.00% to 10.00%	Fixed	6/30/2025 to 12/20/2028(8)	(9)	—	31,761	30,232	—
						$—	$638,482	$612,784	$—
_______________________________________
(1)This loan includes options to extend the maturity date to July 19, 2028.
(2)In January 2025, the Company received full repayment of the outstanding balance of this secured loan (see Note 8 to the Consolidated Financial Statements for additional information).
(3)This loan includes an option to extend the maturity date to May 5, 2028.
(4)A portion of interest is due monthly with remaining interest added to the outstanding principal balance.
(5)Includes various construction loans each related to one property in Arizona and Texas. In January 2025, the Company received full repayment of the $15 million outstanding balance of a construction loan in Texas (see Note 8 to the Consolidated Financial Statements for additional information).
(6)In January 2025, the maturity date of this loan was extended to July 12, 2025.
(7)Includes various first mortgages each related to one property in Arizona, Florida, Georgia, Texas, and Wisconsin.
(8)This loan includes an option to extend the maturity date to December 20, 2029.
(9)Includes both (i) loans that are interest only or (ii) loans in which a portion of interest is due monthly with remaining interest added to the outstanding principal balance.

	Year Ended December 31,
	2024	2023	2022
Reconciliation of mortgage loans
Balance at beginning of year	$175,717	$341,749	$390,291
Additions:
New mortgage loans	486,667	—	—
Draws and additions to existing mortgage loans	30,745	11,602	5,525
Total additions	517,412	11,602	5,525

Deductions:
Principal repayments	(77,643)	(183,084)	(47,591)
Recoveries (reserves) for loan losses(1)	(2,702)	5,450	(6,476)
Total deductions	(80,345)	(177,634)	(54,067)
Balance at end of year	$612,784	$175,717	$341,749
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthpeak Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 4, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 4, 2025

ITEM 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2024, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller. We have also adopted a Vendor Code of Business Conduct and Ethics applicable to our vendors and business partners. Current copies of our Code of Business Conduct and Ethics and Vendor Code of Business Conduct and Ethics are posted on our website at www.healthpeak.com/corporate-impact/governance. In addition, waivers from, and amendments to, our Code of Business Conduct and Ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, will be timely posted in the Investors section of our website at www.healthpeak.com.
ITEM 11.    Executive Compensation
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
ITEM 14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(a) 1.  Financial Statements
The following Consolidated Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets - December 31, 2024 and 2023
Consolidated Statements of Operations - for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Equity and Redeemable Noncontrolling Interests - for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows - for the years ended December 31, 2024, 2023, and 2022
Notes to the Consolidated Financial Statements
(a) 2.  Financial Statement Schedules
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
		Current Report on Form 8-K	October 30, 2023
3.1	Articles of Amendment and Restatement of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.) effective February 10, 2023.	Current Report on Form 8-K12B	February 10, 2023
3.2	Articles of Amendment of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.) effective February 10, 2023.	Current Report on Form 8-K12B	February 10, 2023
3.3	Articles of Amendment of Healthpeak Properties, Inc., effective February 29, 2024.	Current Report on Form 8-K	March 1, 2024
3.4	Amended and Restated Bylaws of Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.), dated February 10, 2023.	Current Report on Form 8-K12B	February 10, 2023
3.5	Amendment to the Bylaws of Healthpeak Properties, Inc., effective March 1, 2024.	Current Report on Form 8-K	March 1, 2024
4.1	Indenture, dated as of September 1, 1993, between Healthpeak and The Bank of New York, as trustee.	Registration Statement on Form S‑3/A (Registration No. 333-86654)	May 21, 2002

4.1.1	First Supplemental Indenture dated as of January 24, 2011, to the Indenture, dated as of September 1, 1993, by and between Healthpeak and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8‑K	January 24, 2011
4.1.2
Second Supplemental Indenture, dated as of February 10, 2023, between Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.
		Current Report on Form 8-K12B	February 10, 2023
4.1.3
Third Supplemental Indenture, dated as of March 1, 2024, between Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, DOC DR Holdco, LLC, as guarantor, DOR DR, LLC, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.
		Current Report on Form 8-K	March 1, 2024
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
4.2.11
Sixteenth Supplemental Indenture, dated as of March 1, 2024, between Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, DOC DR Holdco, LLC, as guarantor, DOC DR, LLC, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.
		Current Form on Form 8-K	March 1, 2024

4.3	Senior Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee.	Registration Statement on Form S-3 ASR (File No. 333-276954)	February 8, 2024
4.3.1
First Supplemental Indenture, dated as of March 7, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee, including the form of the 4.300% Senior Notes due 2027.
		Registration Statement on Form S-3 ASR (File No. 333-276954)	February 8, 2024
4.3.2
Second Supplemental Indenture, dated as of December 1, 2017, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee, including the form of the 3.950% Senior Notes due 2028.
		Registration Statement on Form S-3 ASR (File No. 333-276954)	February 8, 2024
4.3.3
Third Supplemental Indenture, dated as of October 13, 2021, among Physicians Realty L.P., Physicians Realty Trust and U.S. Bank National Association, as trustee, including the form of the 2.625% Senior Notes due 2031.
		Registration Statement on Form S-3 ASR (File No. 333-276954)	February 8, 2024
4.3.4
Fourth Supplemental Indenture, dated as of March 1, 2024, among DOC DR, LLC, as issuer, DOC DR Holdco, LLC, as guarantor, Healthpeak Properties, Inc., as guarantor, Healthpeak OP, LLC, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of guarantee.
		Current Report on Form 8-K	March 1, 2024
4.4	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8-K	January 24, 2011
4.5	Form of 3.400% Senior Notes due 2025.	Current Report on Form 8-K	January 21, 2015
4.6	Form of 4.000% Senior Notes due 2025.	Current Report on Form 8-K	May 20, 2015
4.7	Form of 3.250% Senior Notes due 2026.	Current Report on Form 8-K	July 5, 2019
4.8	Form of 3.500% Senior Notes due 2029.	Current Report on Form 8-K	July 5, 2019
4.9	Form of 3.000% Senior Notes due 2030.	Current Report on Form 8-K	November 21, 2019
4.10	Form of 2.875% Senior Notes due 2031.	Current Report on Form 8-K	June 23, 2020
4.11	Form of 1.350% Senior Notes due 2027.	Current Report on Form 8-K	July 12, 2021
4.12	Form of 2.125% Senior Notes due 2028.	Current Report on Form 8-K	November 24, 2021
4.13	Form of 5.250% Senior Notes due 2032.	Current Report on Form 8-K	January 17, 2023
4.14	Form of 5.250% Senior Notes due 2032, including the form of Notation of Guarantee.	Current Report on Form 8-K	May 10, 2023
4.15†	Description of Healthpeak Capital Stock.
10.1	Operating Agreement of Healthpeak OP, LLC, dated as of February 10, 2023.	Current Report on Form 8-K12B	February 10, 2023
10.2
Omnibus Assignment, Assumption and Amendment, dated February 7, 2023 by and between Healthpeak OP, LLC (formerly Healthpeak Properties, Inc.) and Healthpeak Properties, Inc. (formerly New Healthpeak, Inc.).
		Current Report on Form 8-K12B	February 10, 2023
10.3
Third Amended and Restated Credit Agreement, dated as of December 9, 2024, by and among Healthpeak OP, as borrower, Healthpeak, DOC Holdco and DOC DR, as guarantors, the lenders referred to therein, and Bank of America, N.A., as administrative agent.
		Current Report on Form 8-K	December 9, 2024
10.4
Third Amended and Restated Credit Agreement, dated as of September 24, 2021, among Physicians Realty L.P., as borrower, Physicians Realty Trust, as guarantor, the lenders party thereto and KeyBank National Association, as administrative agent.
		Current Report on Form 8-K	March 1, 2024
10.4.1
First Amendment to the Third Amended and Restated Credit Agreement, dated as of March 31, 2023, among Physicians Realty L.P., as borrower, Physicians Realty Trust, as guarantor, the lenders party thereto and KeyBank National Association, as administrative agent.
		Current Report on Form 8-K	March 1, 2024

10.4.2
Second Amendment to Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 24, 2023, among Physicians Realty L.P., as borrower, Physicians Realty Trust, as guarantor, the lenders party thereto and KeyBank National Association, as administrative agent.
		Current Report on Form 8-K	March 1, 2024
10.4.3
Consent and Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 21, 2024, by and among DOC DR, LLC, DOC DR Holdco, LLC, Healthpeak Properties, Inc., Healthpeak OP, LLC, the lenders party thereto, and KeyBank National Association, as administrative agent.
		Current Report on Form 8-K	March 1, 2024
10.4.4
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of December 9, 2024, by and among DOC DR, as borrower, Healthpeak, Healthpeak OP and DOC Holdco, as guarantors, the lenders referred to therein, and KeyBank National Association, as administrative agent.
		Current Report on Form 8-K	December 9, 2024
10.5	Term Loan Agreement, dated as of August 22, 2022, by and among Healthpeak, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K	August 22, 2022
10.5.1
Consent and Amendment No. 1 to Term Loan Agreement, dated as of February 10, 2023, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., the lenders listed therein and Bank of America, N.A., as administrative agent.
		Current Report on Form 8-K12B	February 10, 2023
10.5.2
Consent and Amendment No. 2 and Joinder to Term Loan Agreement, dated as of March 1, 2024, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., DOC DR Holdco, LLC, DOC DR, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent.
		Quarterly Report on Form 10-Q	April 26, 2024
10.5.3
Amendment No. 3 to Term Loan Agreement, dated as of December 9, 2024, by and among Healthpeak OP, as borrower, Healthpeak, DOC Holdco and DOC DR, as guarantors, the lenders referred to therein, and Bank of America, N.A., as administrative agent.
		Current Report on Form 8-K	December 9, 2024
10.6
At-the-Market Equity Offering Sales Agreement, dated February 17, 2023, among Healthpeak Properties, Inc., Healthpeak OP, LLC, and the sales agents, forward sellers and forward purchasers referred to therein.
		Current Report on Form 8-K	February 17, 2023
10.6.1
Amendment No. 1 to At-the-Market Equity Offering Sales Agreement, dated March 11, 2024, among Healthpeak Properties, Inc., Healthpeak OP, LLC, the Sales Agents, the Forward Sellers and the Forward Purchasers.
		Current Report on Form 8-K	March 11, 2024
10.6.2
Amendment No. 2 to At-the-Market Equity Offering Sales Agreement, dated May 3, 2024, among Healthpeak Properties, Inc., Healthpeak OP, LLC, the Sales Agents, the Forward Sellers and the Forward Purchasers.
		Quarterly Report on Form 10-Q	July 26, 2024
10.7*	Second Amended and Restated Director Deferred Compensation Plan.	Quarterly Report on Form 10‑Q	November 3, 2009
10.8*	Non-Employee Directors Stock-for-Fees Program.	Quarterly Report on Form 10-Q	August 5, 2014
10.9*	Executive Severance Plan (as amended and restated as of April 27, 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.10*	Executive Change in Control Severance Plan (as amended and restated as of April 27, 2023).	Quarterly Report on Form 10-Q	April 28, 2023

10.11*	Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan, as amended through October 24, 2019.	Annual Report on Form 10-K	February 13, 2020
10.11.1*	First Amendment to Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan.	Current Report on Form 8-K12B	February 10, 2023
10.11.2*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP RSU Agreement (adopted 2018).	Quarterly Report on Form 10-Q	May 3, 2018
10.11.3*	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based Restricted Stock Unit Agreement (adopted 2022).	Quarterly Report on Form 10-Q	May 4, 2022
10.11.4*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.11.5*	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based LTIP Unit Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.11.6*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Agreement (adopted 2023, for converted 2021 and 2022 LTIP awards).	Quarterly Report on Form 10-Q	April 28, 2023
10.11.7*	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based LTIP Unit Agreement (adopted 2023, for converted 2021 and 2022 LTIP awards).	Quarterly Report on Form 10-Q	April 28, 2023
10.11.8*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Award Agreement (adopted 2023, for converted awards).	Quarterly Report on Form 10-Q	April 28, 2023
10.11.9*	Form of 2014 Performance Incentive Plan Non-NEO LTIP Unit Award Agreement (adopted 2023, for converted awards).	Quarterly Report on Form 10-Q	April 28, 2023
10.12*	Healthpeak Properties, Inc. 2023 Performance Incentive Plan.	Current Report on Form 8-K	April 27, 2023
10.12.1*	Form of 2023 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.12.2*	Form of 2023 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.12.3*	Form of 2023 Performance Incentive Plan Retentive Restricted Stock Unit Agreement (adopted in 2024).	Quarterly Report on Form 10-Q	April 26, 2024
10.12.4*	Form of 2023 Performance Incentive Plan Retentive LTIP Unit Agreement (adopted in 2024).	Quarterly Report on Form 10-Q	April 26, 2024
10.12.5*	Form of 2023 Performance Incentive Plan 3-Year Performance-Based Restricted Stock Unit Agreement (adopted in 2024).	Quarterly Report on Form 10-Q	April 26, 2024
10.12.6*	Form of 2023 Performance Incentive Plan 3-Year Performance-Based LTIP Unit Agreement (adopted in 2024).	Quarterly Report on Form 10-Q	April 26, 2024
10.12.7*†	Form of 2023 Performance Incentive Plan Non-NEO OP Unit Award Agreement (adopted 2025, for converted awards).
10.13*	Form of Directors and Officers Indemnification Agreement.	Annual Report on Form 10‑K, as amended	February 12, 2008
10.14	Amended and Restated Dividend Reinvestment and Stock Purchase Plan.	Registration Statement on Form S‑3 (Registration No. 333‑49746)	November 13, 2000
10.15	Offer Letter, dated February 29, 2024, from Healthpeak Properties, LLC to John T. Thomas.	Quarterly Report on Form 10-Q	April 26, 2024
19.1†	Insider Trading Policy.
21.1†	Subsidiaries of the Company.
22.1†	List of Issuers of Guaranteed Securities.

23.1†	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31.1†	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).
31.2†	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).
32.1††	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.
32.2††	Certification by Peter A. Scott, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.
97.1	Policy Regarding the Recoupment of Certain Compensation Payments.	Annual Report on Form 10-K	February 9, 2024
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).
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
Dated: February 4, 2025

Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT M. BRINKER	President and Chief Executive Officer, Director	February 4, 2025
Scott M. Brinker	(Principal Executive Officer)

/s/ PETER A. SCOTT	Chief Financial Officer	February 4, 2025
Peter A. Scott	(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON	Executive Vice President and Chief Accounting Officer	February 4, 2025
Shawn G. Johnston	(Principal Accounting Officer)

/s/ KATHERINE M. SANDSTROM	Chair of the Board	February 4, 2025
Katherine M. Sandstrom

/s/ JOHN T. THOMAS	Vice Chair of the Board	February 4, 2025
John T. Thomas

/s/ BRIAN G. CARTWRIGHT	Director	February 4, 2025
Brian G. Cartwright

/s/ JAMES B. CONNOR	Director	February 4, 2025
James B. Connor

/s/ R. KENT GRIFFIN, JR.	Director	February 4, 2025
R. Kent Griffin, Jr.

/s/ PAMELA J. KESSLER	Director	February 4, 2025
Pamela J. Kessler

/s/ SARA G. LEWIS	Director	February 4, 2025
Sara G. Lewis

/s/ AVA E. LIAS-BOOKER	Director	February 4, 2025
Ava E. Lias-Booker

/s/ TOMMY G. THOMPSON	Director	February 4, 2025
Tommy G. Thompson

/s/ RICHARD A. WEISS	Director	February 4, 2025
Richard A. Weiss