Form 10-Q
period 2025-03-31
HEALTHPEAK PROPERTIES, INC.
filed 2025-04-25
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 23, 2025, there were 694,732,106 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate:
Buildings and improvements	$16,176,176	$16,115,283
Development costs and construction in progress	962,714	880,393
Land and improvements	2,941,082	2,918,758
Accumulated depreciation and amortization	(4,240,220)	(4,083,030)
Net real estate	15,839,752	15,831,404
Loans receivable, net of reserves of $7,554 and $10,499	698,525	717,190
Investments in and advances to unconsolidated joint ventures	951,978	936,814
Accounts receivable, net of allowance of $2,040 and $2,243	68,908	76,810
Cash and cash equivalents	70,625	119,818
Restricted cash	67,981	64,487
Intangible assets, net	747,789	817,254
Assets held for sale, net	7,840	7,840
Right-of-use asset, net	422,017	424,173
Other assets, net	940,314	942,465
Total assets	$19,815,729	$19,938,255

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$164,000	$150,000
Term loans	1,646,335	1,646,043
Senior unsecured notes	6,714,279	6,563,256
Mortgage debt	352,051	356,750
Intangible liabilities, net	179,002	191,884
Lease liability	306,577	307,220
Accounts payable, accrued liabilities, and other liabilities	670,221	725,342
Deferred revenue	939,855	940,136
Total liabilities	10,972,320	10,880,631

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	14,417	2,610

Common stock, $1.00 par value: 1,500,000,000 shares authorized; 698,611,840 and 699,485,139 shares issued and outstanding	698,612	699,485
Additional paid-in capital	12,827,628	12,847,252
Cumulative dividends in excess of earnings	(5,345,120)	(5,174,279)
Accumulated other comprehensive income (loss)	6,927	28,818
Total stockholders’ equity	8,188,047	8,401,276
Joint venture partners	299,923	315,821
Non-managing member unitholders	341,022	337,917
Total noncontrolling interests	640,945	653,738
Total equity	8,828,992	9,055,014
Total liabilities and equity	$19,815,729	$19,938,255
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental and related revenues	$538,141	$462,033
Resident fees and services	148,927	138,776
Interest income and other	15,821	5,751
Total revenues	702,889	606,560
Costs and expenses:
Interest expense	72,693	60,907
Depreciation and amortization	268,546	219,219
Operating	273,143	243,729
General and administrative	26,118	23,299
Transaction and merger-related costs	5,534	107,220
Impairments and loan loss reserves (recoveries), net	(3,562)	11,458
Total costs and expenses	642,472	665,832
Other income (expense):
Gain (loss) on sales of real estate, net	—	3,255
Other income (expense), net	(6,126)	78,516
Total other income (expense), net	(6,126)	81,771
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	54,291	22,499
Income tax benefit (expense)	(2,080)	(13,698)
Equity income (loss) from unconsolidated joint ventures	(2,147)	2,376
Net income (loss)	50,064	11,177
Noncontrolling interests’ share in earnings	(7,236)	(4,501)
Net income (loss) attributable to Healthpeak Properties, Inc.	42,828	6,676
Participating securities’ share in earnings	(464)	(199)
Net income (loss) applicable to common shares	$42,364	$6,477

Earnings (loss) per common share:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01
Weighted average shares outstanding:
Basic	699,067	600,898
Diluted	699,118	601,188
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$50,064	$11,177
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	(21,961)	19,108
Change in Supplemental Executive Retirement Plan obligation and other	70	64
Total other comprehensive income (loss)	(21,891)	19,172
Total comprehensive income (loss)	28,173	30,349
Total comprehensive (income) loss attributable to noncontrolling interests	(7,236)	(4,501)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$20,937	$25,848
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended March 31, 2025:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2025	699,485	$699,485	$12,847,252	$(5,174,279)	$28,818	$8,401,276	$653,738	$9,055,014	$2,610
Net income (loss)	—	—	—	42,828	—	42,828	7,292	50,120	(56)
Other comprehensive income (loss)	—	—	—	—	(21,891)	(21,891)	—	(21,891)	—
Issuance of common stock, net	371	371	(117)	—	—	254	—	254	—
Conversion of DownREIT units to common stock	34	34	845	—	—	879	(879)	—	—
Repurchase of common stock	(1,278)	(1,278)	(23,681)	—	—	(24,959)	—	(24,959)	—
Stock-based compensation	—	—	2,201	—	—	2,201	3,985	6,186	—
Common dividends ($0.305 per share)	—	—	—	(213,669)	—	(213,669)	—	(213,669)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,186)	(10,186)	(14)
Adjustments to redeemable noncontrolling interests	—	—	1,128	—	—	1,128	(13,005)	(11,877)	11,877
March 31, 2025	698,612	$698,612	$12,827,628	$(5,345,120)	$6,927	$8,188,047	$640,945	$8,828,992	$14,417
For the three months ended March 31, 2024:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2024	547,156	$547,156	$10,405,780	$(4,621,861)	$19,371	$6,350,446	$525,596	$6,876,042	$48,828
Net income (loss)	—	—	—	6,676	—	6,676	4,318	10,994	183
Other comprehensive income (loss)	—	—	—	—	19,172	19,172	—	19,172	—
Shares issued as part of the Merger	162,231	162,231	2,611,916	—	—	2,774,147	—	2,774,147	—
Issuance of common stock, net	299	299	9	—	—	308	—	308	—
Repurchase of common stock	(5,953)	(5,953)	(96,042)	—	—	(101,995)	—	(101,995)	—
Stock-based compensation	—	—	1,827	—	—	1,827	3,392	5,219	—
Common dividends ($0.300 per share)	—	—	—	(164,414)	—	(164,414)	—	(164,414)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,995)	(6,995)	(263)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	10
Noncontrolling interests acquired as part of the Merger	—	—	—	—	—	—	136,727	136,727	1,536
Adjustments to redeemable noncontrolling interests	—	—	(4,554)	—	—	(4,554)	—	(4,554)	4,554
March 31, 2024	703,733	$703,733	$12,918,936	$(4,779,599)	$38,543	$8,881,613	$663,038	$9,544,651	$54,848
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$50,064	$11,177
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	268,546	219,219
Stock-based compensation amortization expense	4,627	3,366
Merger-related post-combination stock compensation expense	—	16,223
Amortization of deferred financing costs and debt discounts (premiums)	7,852	4,522
Straight-line rents	(11,153)	(12,093)
Amortization of non-refundable entrance fees and above (below) market lease intangibles	(34,218)	(28,928)
Equity loss (income) from unconsolidated joint ventures	2,147	(2,376)
Distributions of earnings from unconsolidated joint ventures	7,094	1,958
Deferred income tax expense (benefit)	946	10,006
Impairments and loan loss reserves (recoveries), net	(3,562)	11,458
Loss (gain) on sales of real estate, net	—	(3,255)
Loss (gain) upon change of control, net	—	(77,781)
Casualty-related loss (recoveries), net	6,249	—
Other non-cash items	(2,658)	819
Changes in:
Decrease (increase) in accounts receivable and other assets, net	7,212	(2,171)
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	(23,717)	420
Net cash provided by (used in) operating activities	279,429	152,564
Cash flows from investing activities:
Acquisitions of real estate	(37,533)	—
Development, redevelopment, and other major improvements of real estate	(166,040)	(107,050)
Leasing costs, tenant improvements, and recurring capital expenditures	(23,136)	(17,517)
Proceeds from sales of real estate, net	—	28,206
Proceeds from the Callan Ridge JV transaction, net	—	125,662
Investments in unconsolidated joint ventures	(32,434)	(26,621)
Distributions in excess of earnings from unconsolidated joint ventures	7,478	7,291
Proceeds from insurance recovery	386	2,361
Proceeds from sales/principal repayments on loans receivable	64,141	75,306
Investments in loans receivable and other	(43,576)	(6,204)
Cash paid in connection with the Merger, net	—	(179,215)
Net cash provided by (used in) investing activities	(230,714)	(97,781)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	4,279,000	2,500,000
Repayments under bank line of credit and commercial paper	(4,265,000)	(3,037,000)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	494,495	750,000
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(352,864)	(861)
Payments for deferred financing costs	(1,471)	(5,438)
Issuance of common stock and exercise of options, net of offering costs	64	94
Repurchase of common stock	(24,959)	(101,995)
Dividends paid on common stock	(213,479)	(164,200)
Distributions to and purchase of noncontrolling interests	(10,200)	(7,258)
Contributions from and issuance of noncontrolling interests	—	10
Net cash provided by (used in) financing activities	(94,414)	(66,648)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(45,699)	(11,865)
Cash, cash equivalents, and restricted cash, beginning of period	184,305	169,023
Cash, cash equivalents, and restricted cash, end of period	$138,606	$157,158
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
The Company is organized as an umbrella partnership REIT (“UPREIT”). Substantially all of the Company’s business is conducted through Healthpeak OP, LLC (“Healthpeak OP”). The Company is the managing member of Healthpeak OP and does not have material assets or liabilities, other than through its investment in Healthpeak OP.
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly owned subsidiaries, joint ventures (“JVs”) that it controls, and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The consideration transferred on the Closing Date was as follows (in thousands, except per share data):

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

The following table summarizes the fair values of the assets acquired, liabilities assumed, and noncontrolling interests at the Closing Date (in thousands):

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

Based on the final purchase price allocation of fair value, approximately $51 million has been allocated to goodwill. The recognized goodwill was attributable to expected synergies, cost savings, acquired workforce, and potential economies of scale benefits from outpatient medical property management and tenant and vendor relationships following the closing of the Merger. None of the goodwill recognized is expected to be deductible for tax purposes.
Merger-Related Costs
During the three months ended March 31, 2025, the Company incurred approximately $5 million of merger-related costs, including severance, legal, accounting, tax, information technology, and other costs of combining operations with Physicians Realty Trust. During the three months ended March 31, 2024, the Company incurred approximately $107 million of merger-related costs, which primarily related to advisory, legal, accounting, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust. Included in this amount was: (i) $38 million of fees paid to investment banks and advisors to help the Company negotiate the terms of the transactions contemplated by the Merger Agreement and to advise the Company on other merger-related matters, inclusive of $21 million of success-based fees incurred upon consummation of the Merger, (ii) $26 million of severance expense due to certain Physicians Realty Trust dual-trigger severance arrangements that were required to be recognized as post-combination expense in accordance with ASC 805, (iii) $16 million of post-combination stock compensation expense for the accelerated vesting of Physicians Realty Trust equity awards pursuant to the terms of the Merger Agreement, based on the fair value of Healthpeak common stock issued to holders of Physicians Realty Trust equity awards, (iv) $19 million of legal, accounting, tax, information technology, and other costs, and (v) $8 million of severance expense related to legacy Healthpeak employees. These merger-related costs are included in transaction and merger-related costs on the Consolidated Statements of Operations.
Unaudited Pro Forma Financial Information
The Consolidated Statements of Operations for the three months ended March 31, 2024 include $49 million of revenues and $19 million of net loss applicable to common shares associated with the results of operations of legacy Physicians Realty Trust from the Closing Date to March 31, 2024.
The following unaudited pro forma information presents a summary of the results of operations for the Combined Company, as if the Merger had been consummated on January 1, 2023 (in thousands). There are no pro forma adjustments for the three months ended March 31, 2025 as the Merger was completed on March 1, 2024. The following unaudited pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma financial information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

Three Months Ended March 31, 2024
Total revenues	$698,702
Net income (loss) applicable to common shares	87,604
The unaudited pro forma financial information above includes nonrecurring significant adjustments made to account for certain costs incurred as if the Merger had been completed on January 1, 2023. Transaction and merger-related costs of $107 million that were incurred during the three months ended March 31, 2024 were excluded from the unaudited pro forma financial information for the three months ended March 31, 2024 as if they were incurred on the pro forma completion date of January 1, 2023.
NOTE 4.  Real Estate Investments

2025 Real Estate Investment Acquisitions
Middletown Medical Portfolio
In February 2025, the Company acquired a portfolio of three outpatient medical buildings in New York for $17 million.
100 Smith Land Parcel
In February 2025, the Company acquired a lab land parcel in Cambridge, Massachusetts for $20 million.
2024 Real Estate Investment Acquisitions
The Merger
As a result of the Merger, the Company acquired 299 outpatient medical buildings (see Note 3).

Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $4 million to $280 million at March 31, 2025, when compared to December 31, 2024, primarily as a result of construction spend on projects in development and redevelopment, partially offset by additional commitments on projects placed into development and redevelopment during the first quarter of 2025.
NOTE 5.  Dispositions of Real Estate

2024 Dispositions of Real Estate
During the three months ended March 31, 2024, the Company sold two outpatient medical buildings for $29 million, resulting in total gain on sales of $3 million.
During the year ended December 31, 2024, the Company also sold: (i) a portfolio of 59 outpatient medical buildings for $674 million and provided the buyer with a mortgage loan secured by the real estate sold for $405 million (see Note 7), (ii) 12 outpatient medical buildings for $191 million, (iii) a portfolio of seven lab buildings for $180 million, (iv) a portfolio of two outpatient medical buildings for $23 million and provided the buyer with a mortgage loan secured by the real estate sold for $14 million (see Note 7), and (v) a portfolio comprised of a land parcel and various vacant buildings on certain of the Company’s CCRC campuses for $12 million.
Held for Sale
As of March 31, 2025 and December 31, 2024, one outpatient medical building was classified as held for sale, with a carrying value of $8 million, primarily comprised of net real estate assets. As of March 31, 2025 and December 31, 2024, liabilities related to the assets held for sale were zero.
Impairments of Real Estate
During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment charges.
NOTE 6.  Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed income from operating leases	$394,718	$343,414
Variable income from operating leases	143,423	118,619
Initial Direct Costs
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained, such as leasing commissions paid to employees and external third-party brokers and lease incentives. Initial direct costs are included in other assets, net in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term. At March 31, 2025 and December 31, 2024, the balance of net initial direct costs were $203 million and $204 million, respectively.

Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. If the Company determines that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. At March 31, 2025 and December 31, 2024, straight-line rent receivable, net of allowance, was $349 million and $338 million, respectively. Straight-line rent receivable is included in other assets, net in the Consolidated Balance Sheets.
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
In July 2024, the Company executed an early lease renewal for approximately 2 million square feet leased by CommonSpirit Health (“CommonSpirit”). The renewal, which is subject to a master agreement, extended the weighted average lease term of existing leases from July 2027 to December 2035, amended the contractual rents to current market rates, and increased the annual contractual lease escalations from 2.5% to 3.0%. In connection with this extension, CommonSpirit was provided the right to reduce the amount of space leased by up to approximately 200,000 square feet at any time after the original lease maturity dates. These termination rights were evaluated for likelihood of exercise in accordance with ASC 842, Leases, in the determination of the lease term. During the three months ended March 31, 2025, CommonSpirit represented 6% of revenues for the outpatient medical segment and 3% of total revenues.
NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2025	December 31, 2024
Secured loans(1)	$616,706	$638,482
CCRC resident loans	60,638	61,273
Mezzanine loans	48,580	50,314
Unamortized discounts and fees	(19,845)	(22,380)
Reserve for loan losses	(7,554)	(10,499)
Loans receivable, net	$698,525	$717,190
_______________________________________
(1)At March 31, 2025, the Company had $135 million of remaining commitments to fund additional loans for outpatient medical and lab capital expenditure projects. At December 31, 2024, the Company had $85 million of remaining commitments to fund additional loans for outpatient medical capital expenditure projects.
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

As of March 31, 2025, unamortized net discounts on the secured loans and mezzanine loans acquired were $0.6 million and $2 million, respectively. As of December 31, 2024, unamortized net discounts on the secured loans and mezzanine loans acquired were $1 million and $2 million, respectively. These discounts are recognized in interest income and other on the Consolidated Statements of Operations using the effective interest rate method over the remaining term of the loans.
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
Subsequent to the initial financing, the Company received partial principal repayments of $291 million and in February 2024, the remaining balance of $131 million reached its maturity and was refinanced with the Company. In connection with the refinance, the Company received a partial principal repayment of $69 million and the maturity date was extended to August 2027. The interest rate on the loan is Term Secured Overnight Financing Rate (“SOFR”) (plus a 10 basis point adjustment related to SOFR transition) plus 4.0% for the first two years of the extended term, and 5.0% for the last 18 months of the extended term, and is subject to a fixed floor of 9%. In May 2024, the Company received a partial principal repayment of $5 million in conjunction with the disposition of underlying collateral. At each of March 31, 2025 and December 31, 2024, this secured loan had an outstanding principal balance of $58 million and the Company had no commitment to provide the borrower with additional financing for capital expenditures.
Other SHOP Seller Financing
In conjunction with the sale of 16 additional SHOP facilities for $230 million in January 2021, the Company provided the buyer with financing of $150 million. The remainder of the sales price was received in cash at the time of sale. The financing was secured by the buyer’s equity ownership in each property.
During the term of the loan, the Company received partial principal repayments of $102 million, and the remaining $48 million was most recently refinanced with the Company in January 2024 at which time the maturity date was extended to January 2025. The interest rate on the loan was Term SOFR (plus an 11 basis point adjustment related to SOFR transition) plus 7.0%, and was subject to a fixed floor of 12%. The Company also received a $1 million extension fee in connection with the refinance, which was recognized in interest income over the remaining term of the loan. In January 2025, the Company received full repayment of the outstanding balance of this seller financing.
Outpatient Medical Seller Financing
In conjunction with the sale of 59 outpatient medical buildings for $674 million in July 2024 and the 2 outpatient medical buildings for $23 million in November 2024 (see Note 5), the Company provided the buyer with a mortgage loan secured by the real estate sold for $405 million and $14 million, respectively. The remainder of the sales price was received in cash at the time of sales. The seller financing has an initial term that matures in July 2026 and includes two 12-month extension options. The interest rate on the seller financing is fixed at 6.0% for the initial term and increases to 6.5% during the optional extension periods. The Company also received a $1 million loan origination fee in connection with the loan, which is being recognized in interest income over the remaining term of the loan. In connection with this seller financing, the Company reduced the gain on sales of real estate and recognized a mark-to-market discount of $21 million during the year ended December 31, 2024. This discount is based on the difference between the stated interest rate and the corresponding prevailing market rate as of the transaction date. The discount is recognized as interest income over the term of the discounted loan using the effective interest rate method. During the three months ended March 31, 2025, the Company recognized $2 million of non-cash interest income related to the amortization of this mark-to-market discount. As of March 31, 2025 and December 31, 2024, the unamortized mark-to-market discount was $17 million and $18 million, respectively.
2025 Other Loans Receivable Transactions
In January 2025, the Company entered into a secured loan to provide up to $75 million to fund a portion of the acquisition and redevelopment of a lab building on a campus in San Diego, California. The initial term of this secured loan matures in January 2029 and includes one 12-month extension option. The stated fixed interest rate of this secured loan is 8%. During the three months ended March 31, 2025, the Company provided initial funding of $28 million under this agreement.
In January 2025, the Company received full repayment of the outstanding balance of one $15 million secured loan with an original maturity of July 2027.
In January 2025, the Company received full repayment of the outstanding balance of one $1 million mezzanine loan with a maturity of June 2025.

In March 2025, the Company entered into an agreement to provide aggregate financing of $41 million to fund the development of an outpatient medical building in Dallas, Texas. The initial term of this financing matures in March 2028 and includes two 12-month extension options. The aggregate interest rate of this financing is 8.3%. During the three months ended March 31, 2025, the Company provided initial funding of $4 million under this agreement.
2024 Other Loans Receivable Transactions
During the year ended December 31, 2024, the Company entered into and funded a $15 million mezzanine loan with a fixed interest rate of 11.00%.
Additionally, during the year ended December 31, 2024, the Company entered into a construction loan agreement to provide up to $36 million to fund a portion of the construction of an outpatient medical building. This secured loan matures in December 2028 and has a stated fixed interest rate of 8.00%. At each of March 31, 2025 and December 31, 2024, there were no fundings under this agreement.
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the resident’s previous home. At each of March 31, 2025 and December 31, 2024, the Company held $61 million of such notes receivable.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of March 31, 2025 (in thousands):

Investment Type	Year of Origination(1)						Total
	2025	2024	2023	2022	2021	Prior
Secured loans
Risk rating:
Performing loans	$31,575	$436,138	$43,839	$25,789	$57,576	$—	$594,917
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$31,575	$436,138	$43,839	$25,789	$57,576	$—	$594,917
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$—	$13,566	$5,411	$4,557	$6,753	$12,683	$42,970
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$—	$13,566	$5,411	$4,557	$6,753	$12,683	$42,970
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$19,325	$40,974	$179	$160	$—	$—	$60,638
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$19,325	$40,974	$179	$160	$—	$—	$60,638
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
_______________________________________
(1)Additional fundings under existing loans are included in the year of origination of the initial loan.

Reserve for Loan Losses
The Company evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers payment history and current credit status, industry conditions, current economic conditions, forecasted economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. Future economic conditions are based primarily on near-term economic forecasts from the Federal Reserve and reasonable assumptions for long-term economic trends. The determination of loan losses also considers concentration of credit risk associated with the senior housing, outpatient medical, and lab industries to which its loans receivable relate. The Company’s borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the debt service coverages in its assessment of internal ratings that it uses as a primary credit quality indicator. Debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, net operating income, occupancy, rental rates, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), along with other liquidity measures. The Company evaluates, on a monthly basis or immediately upon a significant change in circumstance, its borrowers’ ability to service their obligations with the Company.
The following table summarizes the Company’s reserve for loan losses (in thousands):

	March 31, 2025			December 31, 2024
	Secured Loans	Mezzanine Loans and Other(1)	Total	Secured Loans	Mezzanine Loans and Other(1)	Total
Reserve for loan losses, beginning of period	$5,574	$4,925	$10,499	$2,830	$—	$2,830
Provision for expected loan losses (recoveries) on funded loans receivable	(1,077)	(914)	(1,991)	2,744	4,925	7,669
Expected loan losses (recoveries) related to loans sold or repaid	(783)	(171)	(954)	—	—	—
Reserve for loan losses, end of period	$3,714	$3,840	$7,554	$5,574	$4,925	$10,499
_______________________________________
(1)Includes CCRC resident loans.
Additionally, at March 31, 2025 and December 31, 2024, a liability of $2.2 million and $2.9 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the three months ended March 31, 2025 is primarily due to: (i) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable and (ii) recoveries related to loans repaid during the three months ended March 31, 2025, partially offset by reserves recognized on new secured loans executed during the three months ended March 31, 2025.

NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				March 31,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2025	2024
South San Francisco JVs(3)	Lab	7	70	$446,437	$446,145
SWF SH JV	Other	19	54	319,722	322,551
Callan Ridge JV	Lab	2	35	68,671	69,709
Lab JV	Lab	1	49	32,681	29,916
PMAK JV(4)	Outpatient medical	59	12	29,218	32,511
HQ Point Preferred Equity Investment(4)	Other	2	19	21,743	—
Needham Land Parcel JV(5)	Lab	—	38	21,157	21,348
Outpatient Medical JVs(6)	Outpatient medical	2	20 - 67	7,245	7,199
Davis JV	Outpatient medical	15	49	5,104	7,435
				$951,978	$936,814
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of March 31, 2025.
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
(4)The properties underlying the PMAK JV and HQ Point Preferred Equity Investment are excluded from the Company’s total property count.
(5)Land held for development is excluded from the property count as of March 31, 2025.
(6)Includes two unconsolidated outpatient medical joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). These joint ventures have been aggregated herein due to similarity of the investments and operations.
HQ Point Preferred Equity Investment
In February 2025, the Company made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California. This investment is entitled to a preferred return, and the Company has committed to fund up to a total investment of $50 million. As of March 31, 2025, the Company has funded $21 million of its investment.
Callan Ridge JV
In January 2024, the Company sold a 65% interest in two lab buildings in San Diego, California (the “Callan Ridge JV”) to a third-party (the “JV Partner”) for net proceeds of $128 million. Following the transaction, the Company and the JV Partner share in key decisions of the assets through their voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 35% investment in the Callan Ridge JV at fair value, and accounting for its investment using the equity method. The fair value of the Company’s retained investment at the time of the transaction was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the three months ended March 31, 2024, the Company recognized a gain upon change of control of $78 million, which is recorded in other income (expense), net.

NOTE 9.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	March 31, 2025	December 31, 2024
Gross intangible lease assets(1)	$1,462,764	$1,468,985
Accumulated depreciation and amortization(2)	(714,975)	(651,731)
Intangible assets, net	$747,789	$817,254

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)At each of March 31, 2025 and December 31, 2024, includes $1.42 billion of gross lease-up intangibles and at March 31, 2025 and December 31, 2024, includes $44 million and $45 million, respectively, of gross above market lease intangibles.
(2)At March 31, 2025 and December 31, 2024, includes $702 million and $640 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $13 million and $12 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	March 31, 2025	December 31, 2024
Gross intangible lease liabilities	$316,196	$351,602
Accumulated depreciation and amortization	(137,194)	(159,718)
Intangible liabilities, net	$179,002	$191,884

Weighted average remaining amortization period in years	9	9
During the three months ended March 31, 2025, in conjunction with the Company’s acquisition of real estate, the Company acquired $3 million of intangible assets with a weighted average amortization period at acquisition of 13 years.
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
Goodwill
In connection with the Merger, the Company recognized goodwill of $51 million, which was allocated to the Company’s outpatient medical segment (see Note 3). Goodwill is included in other assets, net on the Consolidated Balance Sheets. At March 31, 2025 and December 31, 2024, goodwill was allocated to the Company’s segment assets as follows (in thousands):

Segment	March 31, 2025	December 31, 2024
Outpatient medical	$64,680	$64,680
CCRC	1,998	1,998
Other non-reportable	1,851	1,851
	$68,529	$68,529
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
In connection with the assumption of the 2028 Term Loan, the Company acquired three related interest rate swap instruments that were redesignated as cash flow hedges as of the Closing Date. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of March 31, 2025, the 2028 Term Loan had a blended fixed effective interest rate of 4.44%, inclusive of the impact of these interest rate swap instruments and amortization of the related premium. See also Note 18 for a discussion of the impact of the related interest rate swap instruments.
Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) Daily SOFR (plus a 10 basis point adjustment related to SOFR transition). The applicable margin under the 2028 Term Loan ranges from 0.85% to 1.65% for Daily SOFR loans and is based on the credit ratings of DOC DR OP Sub. Based on the Company’s credit ratings as of March 31, 2025, and inclusive of the adjustment related to SOFR transition, the margin on the 2028 Term Loan was 1.00%.
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
Lastly, on March 1, 2024, concurrently with the consummation of the Merger, the Company assumed $128 million aggregate principal of mortgage debt (see Note 3), which was secured by five outpatient medical buildings, with an aggregate carrying value of $259 million as of March 1, 2024. Of this $128 million, $59 million was fixed rate debt with a weighted average contractual interest rate of 3.77% and maturities ranging from November 2024 through December 2026 and $69 million was variable rate debt with a weighted average contractual interest rate of 7.25% and maturities ranging from December 2026 through November 2028. The Company recognized a net discount of $0.5 million on the $128 million aggregate principal of mortgage debt assumed on the Closing Date, which is being amortized into interest expense on the Consolidated Statements of Operations using the effective interest rate method. The Company acquired one related interest rate swap instrument with a notional amount of $36 million of variable rate mortgage debt that was redesignated as a cash flow hedge as of the Closing Date (see Note 18), which matured in October 2024.
Bank Line of Credit and Term Loans
Revolving Facility
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026 with two six-month extension options, subject to certain customary conditions. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from the London Interbank Offered Rate (“LIBOR”) to SOFR. On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Revolving Facility to, among other things, join DOC DR Holdco and DOC DR OP Sub as guarantors of Healthpeak OP’s obligations under the Revolving Facility. In December 2024, the Company amended and restated its Revolving Facility to extend the maturity date to January 19, 2029. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at March 31, 2025, and inclusive of a 10 basis point adjustment related to SOFR transition, the margin on the Revolving Facility was 0.88% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of March 31, 2025 and December 31, 2024, the Company had no balance outstanding under the Revolving Facility.

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
Loans outstanding under the 2027 Term Loans accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loans also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loans may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of March 31, 2025, and inclusive of achievement of a sustainability-linked metric and an adjustment related to SOFR transition, the margin on the 2027 Term Loans was 0.94%.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2027 Term Loans associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of March 31, 2025, the 2027 Term Loans had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $1.0 billion to $1.5 billion, subject to securing additional commitments, (ii) the Company borrowed senior unsecured term loans in an aggregate principal amount of $750 million with a stated maturity of five years (the “2029 Term Loan”), and (iii) DOC DR Holdco and DOC DR OP Sub were joined as guarantors of Healthpeak OP’s obligations under the Term Loan Agreement. As of March 31, 2025, the unused borrowing capacity under the Term Loan Agreement was $250 million.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of March 31, 2025, and inclusive of an adjustment related to SOFR transition, the margin on the 2029 Term Loan was 0.95%.
In January 2024, the Company entered into forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of March 31, 2025, the 2029 Term Loan had a blended fixed effective interest rate of 4.66%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
At each of March 31, 2025 and December 31, 2024, the Company had $1.25 billion of loans outstanding under the Term Loan Agreement.
The Revolving Facility, 2027 Term Loans, 2028 Term Loan, and 2029 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at March 31, 2025.

Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of March 31, 2025 and December 31, 2024, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. During each of the three months ended March 31, 2025 and 2024, the Company recognized $2 million of interest expense related to fees and amortization of debt issuance costs related to its Commercial Paper Program and Revolving Facility. At March 31, 2025, the Company had $164 million notes outstanding under the Commercial Paper Program, with original maturities of approximately 18 days and a weighted average interest rate of 4.70%. At December 31, 2024, the Company had $150 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 25 days and a weighted average interest rate of 4.65%.
Senior Unsecured Notes
At March 31, 2025 and December 31, 2024, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.9 billion and $6.7 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2025.
The following table summarizes the Company’s senior unsecured note issuances for the three months ended March 31, 2025 (dollars in thousands):

Issue Date	Amount	Coupon Rate(1)	Maturity Year
February 14, 2025	$500,000	5.38%	2035
_______________________________________
(1)The effective interest rate, which includes amortization of debt premiums (discounts) and debt issuance costs, is 5.56%.
The following table summarizes the Company’s senior unsecured note repayments during the three months ended March 31, 2025 (dollars in thousands):

Repayment Date	Amount	Coupon Rate(1)	Maturity Year
February 3, 2025	$348,194	3.40%	2025
_______________________________________
(1)The effective interest rate, which includes amortization of debt premiums (discounts) and debt issuance costs, was 3.58%.
During the year ended December 31, 2024, there were no issuances, repurchases, or redemptions of senior unsecured notes; however, as described above, concurrently with the consummation of the Merger, the Company assumed $1.25 billion aggregate principal of senior unsecured notes.
Mortgage Debt
At March 31, 2025 and December 31, 2024, the Company had $351 million and $356 million, respectively, in aggregate principal of mortgage debt outstanding. At March 31, 2025, this mortgage debt was secured by 18 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $749 million. At December 31, 2024, this mortgage debt was secured by 19 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $770 million.
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
During the three months ended March 31, 2025 and 2024, the Company made aggregate principal repayments of mortgage debt of $5 million and $1 million, respectively. Included in the $5 million of aggregate principal payments of mortgage debt for the three months ended March 31, 2025 was a $4 million full principal repayment of mortgage debt secured by one outpatient medical building that matured in March 2025.

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
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2025 (dollars in thousands):

				Senior Unsecured Notes(3)		Mortgage Debt(4)
Year	Bank Line of Credit(1)	Commercial Paper(1)(2)	Term Loans	Amount	Interest Rate(5)	Amount	Interest Rate(5)	Total
2025	$—	$—	$—	$451,806	4.19%	$2,762	3.95%	$454,568
2026	—	—	—	650,000	3.40%	344,999	5.07%	994,999
2027	—	—	500,000	850,000	3.23%	842	5.29%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,775	4.82%	1,252,775
2029	—	164,000	750,000	650,000	3.65%	—	—%	1,564,000
Thereafter	—	—	—	3,400,000	4.66%	—	—%	3,400,000
	—	164,000	1,650,000	6,851,806		351,378		9,017,184
Premiums, (discounts), and debt issuance costs, net	—	—	(3,665)	(137,527)		673		(140,519)
	$—	$164,000	$1,646,335	$6,714,279		$352,051		$8,876,665
_______________________________________
(1)As of March 31, 2025, total unamortized debt issuance costs for the Revolving Facility and Commercial Paper Program were $17 million, which are recorded in other assets, net on the Consolidated Balance Sheets.
(2)Commercial Paper Program borrowings are backstopped by the availability under the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(3)Effective interest rates on the senior unsecured notes range from 1.54% to 6.87% with a weighted average effective interest rate of 4.10% and a weighted average maturity of approximately 5 years.
(4)Effective interest rates on the mortgage debt range from 3.44% to 7.31% with a weighted average effective interest rate of 5.06% and a weighted average maturity of approximately 1.5 years. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
(5)Represents the weighted-average effective interest rate as of the end of the applicable period, including amortization of debt premiums (discounts) and debt issuance costs.

Additionally, as of March 31, 2025, the Company had 17 outstanding letter of credit obligations totaling $17 million.
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

DownREITs and Other Partnerships
In connection with the formation of certain limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. As of March 31, 2025, the Company had indemnification agreements on a total of 28 properties within its DownREITs.
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
NOTE 12.  Equity and Redeemable Noncontrolling Interests

Dividends
On April 4, 2025, the Company’s Board of Directors declared a monthly common stock cash dividend of $0.10167 per share for the months of April, May, and June 2025, payable on April 30, 2025, May 30, 2025, and June 27, 2025, respectively, to stockholders of record as of the close of business on April 18, 2025, May 19, 2025, and June 16, 2025, respectively.
During the three months ended March 31, 2025 and 2024, the Company declared and paid common stock cash dividends of $0.305 and $0.300 per share, respectively.
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
At-The-Market Equity Offering Program
In February 2023, the Company terminated the previous at-the-market equity offering program (as amended from time to time, the “2020 ATM Program”) and established a new at-the-market equity offering program (the “2023 ATM Program” and, together with the 2020 ATM Program, the “ATM Programs”). The 2023 ATM Program was amended in: (i) March 2024 to contemplate the sale of the remaining shares of common stock pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 8, 2024 and (ii) each of May 2024 and February 2025 to add certain banks as sales agents, a forward seller, and a forward purchaser under the 2023 ATM Program. The ATM Programs allow for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (each, an “ATM forward contract”). The use of ATM forward contracts allows the Company to lock in a share price on the sale of shares at the time the ATM forward contract becomes effective, but defer receiving the proceeds from the sale of shares until a later date.
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
At March 31, 2025, $1.5 billion of the Company’s common stock remained available for sale under the 2023 ATM Program.
ATM Forward Contracts
During each of the three months ended March 31, 2025 and 2024, the Company did not utilize the forward provisions under the ATM Programs.

ATM Direct Issuances
During each of the three months ended March 31, 2025 and 2024, there were no direct issuances of shares of common stock under the ATM Programs.
Share Repurchase Programs
On August 1, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company could acquire shares of its common stock in the open market up to an aggregate purchase price of $500 million (the “2022 Share Repurchase Program”). Purchases of common stock under the 2022 Share Repurchase Program could be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. Under Maryland General Corporation Law, outstanding shares of common stock acquired by a corporation become authorized but unissued shares, which may be re-issued. During the three months ended March 31, 2024, the Company repurchased 5.8 million shares of its common stock under the 2022 Share Repurchase Program at a weighted average price of $17.11 per share for a total of $100 million. During the year ended December 31, 2024, the Company repurchased 10.5 million shares of its common stock under the 2022 Share Repurchase Program at a weighted average price of $17.98 per share for a total of $188 million.
On July 24, 2024, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, the Company may acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2025, the Company repurchased 1.15 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $19.45 per share for a total of $22 million. Therefore, at March 31, 2025, $478 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.
From April 1, 2025 through April 25, 2025, the Company repurchased an additional 3.94 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $18.22 per share for a total of $72 million.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2025	December 31, 2024
Unrealized gains (losses) on derivatives, net	$8,746	$30,707
Supplemental Executive Retirement Plan minimum liability	(1,819)	(1,889)
Total accumulated other comprehensive income (loss)	$6,927	$28,818
The Company has a defined benefit pension plan, known as the Supplemental Executive Retirement Plan, with one plan participant, a former Chief Executive Officer (“CEO”) of the Company who departed in 2003. Changes to the Supplemental Executive Retirement Plan minimum liability are reflected in other comprehensive income (loss).

Noncontrolling Interests
Redeemable Noncontrolling Interests
Arrangements with noncontrolling interest holders are assessed for appropriate balance sheet classification based on the redemption and other rights held by the noncontrolling interest holder. Certain of the Company’s noncontrolling interest holders have the ability to put their equity interests to the Company after the passage of a predetermined period of time (the “Put Option”). Each put option is payable in cash and subject to changes in redemption value, which is generally based on the underlying property’s fair value. Accordingly, the Company records redeemable noncontrolling interests outside of permanent equity and presents the redeemable noncontrolling interests at the greater of their carrying amount or redemption value at the end of each reporting period. In addition to the rights of the redeemable noncontrolling interest holders, the Company has the ability to buy out the interests of certain noncontrolling interest holders. The values of the redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date. The Put Option is currently exercisable for $12 million of these interests, and the remaining $3 million will become exercisable during the second half of 2025.
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
Healthpeak OP
During each of the three months ended March 31, 2025 and 2024, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million non-managing member units in Healthpeak OP (“OP Units”), all of which were profits interests in Healthpeak OP. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of March 31, 2025, there were approximately 5 million OP Units outstanding and 257 thousand had met the criteria for redemption. As of December 31, 2024, there were approximately 3 million OP Units outstanding and 76 thousand had met the criteria for redemption.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At each of March 31, 2025 and December 31, 2024, there were approximately 11 million DownREIT units (13 million and 14 million shares of Healthpeak common stock are issuable upon conversion, respectively) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At March 31, 2025 and December 31, 2024, the carrying value of the 11 million DownREIT units was $309 million and $310 million, respectively.
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
The Company considers the potential dilution resulting from forward agreements under its ATM Programs to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. Refer to Note 12 for a discussion of the sale of shares under and settlement of forward sales agreements, of which there were none during the three months ended March 31, 2025 and 2024.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss)	$50,064	$11,177
Noncontrolling interests’ share in earnings	(7,236)	(4,501)
Net income (loss) attributable to Healthpeak Properties, Inc.	42,828	6,676
Less: Participating securities’ share in earnings	(464)	(199)
Net income (loss) applicable to common shares - basic and diluted	$42,364	$6,477
Denominator
Basic weighted average shares outstanding	699,067	600,898
Dilutive potential common shares - equity awards(1)	51	181
Dilutive potential common shares - OP Units(2)	—	109
Diluted weighted average common shares	699,118	601,188
Earnings (loss) per common share
Basic	$0.06	$0.01
Diluted	$0.06	$0.01
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For the three months ended March 31, 2025 and 2024, represents the dilutive impact of 5 million and 3 million outstanding OP Units, respectively.
For the three months ended March 31, 2025 and 2024, all 13 million and 14 million shares issuable upon conversion of DownREIT units, respectively, were not included because they were anti-dilutive.
NOTE 14.  Segment Disclosures

The Company’s operating segments, based on how its CODM, the President and Chief Executive Officer, evaluates the business and allocates resources, are as follows: (i) outpatient medical, (ii) lab, (iii) CCRC, (iv) an interest in an unconsolidated joint venture that owns 19 senior housing assets (the “SWF SH JV”), and (v) loans receivable. The Company’s reportable segments, as determined in accordance with ASC 280, Segment Reporting, are as follows: (i) outpatient medical, (ii) lab, and (iii) CCRC. The SWF SH JV and loans receivable are non-reportable segments that have been presented on a combined basis within the Notes to the Consolidated Financial Statements herein. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC, as updated by Note 2 herein.
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

The following tables summarize information for the reportable segments for the three months ended March 31, 2025 (in thousands):

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$320,548	$217,593	$148,927	$687,068
Healthpeak’s share of unconsolidated joint venture total revenues	7,259	2,800	—	10,059
Noncontrolling interests’ share of consolidated joint venture total revenues	(9,973)	—	—	(9,973)
Operating expenses(1)	(105,225)	(57,658)	(110,260)	(273,143)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,994)	(1,666)	—	(4,660)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,778	—	—	2,778
Adjustments to NOI(2)	(12,082)	(14,836)	—	(26,918)
Adjusted NOI for reportable segments	$200,311	$146,233	$38,667	$385,211
Plus: Adjustments to NOI(2)				26,918
Interest income and other				15,821
Interest expense				(72,693)
Depreciation and amortization				(268,546)
General and administrative				(26,118)
Transaction and merger-related costs				(5,534)
Impairments and loan loss reserves, net				3,562
Other income (expense), net				(6,126)
Less: Healthpeak’s share of unconsolidated joint venture Adjusted NOI				(5,399)
Plus: Noncontrolling interests’ share of consolidated joint venture Adjusted NOI				7,195
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$54,291
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
The following table summarizes the Company’s significant expense categories by reportable segment for the three months ended March 31, 2025 (in thousands):

	Outpatient Medical	Lab	CCRC
Compensation and property management	$14,629	$8,310	$70,003
Food	—	—	6,442
Real estate taxes	24,079	19,021	4,508
Repairs and maintenance	15,503	7,358	4,846
Utilities	17,912	10,423	5,663
Other segment items(1)	33,102	12,546	18,798
Operating expenses	$105,225	$57,658	$110,260
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other administrative expense.
•CCRC – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other administrative expense.

The following tables summarize information for the reportable segments for the three months ended March 31, 2024 (in thousands):

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$238,272	$223,761	$138,776	$600,809
Healthpeak’s share of unconsolidated joint venture total revenues	2,739	4,861	—	7,600
Noncontrolling interests’ share of consolidated joint venture total revenues	(8,876)	(163)	—	(9,039)
Operating expenses(1)	(81,268)	(56,840)	(105,621)	(243,729)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,083)	(1,324)	—	(2,407)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,430	43	—	2,473
Adjustments to NOI(2)	(6,127)	(21,435)	—	(27,562)
Adjusted NOI for reportable segments	$146,087	$148,903	$33,155	$328,145
Plus: Adjustments to NOI(2)				27,562
Interest income and other				5,751
Interest expense				(60,907)
Depreciation and amortization				(219,219)
General and administrative				(23,299)
Transaction and merger-related costs				(107,220)
Impairments and loan loss reserves, net				(11,458)
Gain (loss) on sales of real estate, net				3,255
Other income (expense), net				78,516
Less: Healthpeak’s share of unconsolidated joint venture Adjusted NOI				(5,193)
Plus: Noncontrolling interests’ share of consolidated joint venture Adjusted NOI				6,566
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$22,499
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
The following table summarizes the Company’s significant expense categories by reportable segment for the three months ended March 31, 2024 (in thousands):

	Outpatient Medical	Lab	CCRC
Compensation and property management	$11,097	$8,377	$67,622
Food	—	—	6,463
Real estate taxes	20,128	19,897	4,301
Repairs and maintenance	11,591	6,611	4,614
Utilities	12,887	11,184	5,336
Other segment items(1)	25,565	10,771	17,285
Operating expenses	$81,268	$56,840	$105,621
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other administrative expense.
•CCRC – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other administrative expense.

The following table summarizes the Company’s revenues by reportable segment (in thousands):

	Three Months Ended March 31,
Segment	2025	2024
Outpatient medical	$320,548	$238,272
Lab	217,593	223,761
CCRC	148,927	138,776
Total revenues for reportable segments	687,068	600,809
Interest income and other	15,821	5,751
Total revenues	$702,889	$606,560
NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Interest paid, net of capitalized interest	$80,706	$73,789
Income taxes paid (refunded)	256	871
Capitalized interest	20,035	15,232
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	128,341	108,797
Increase in ROU asset in exchange for new lease liability related to operating leases	—	4,339
Retained investment in connection with Callan Ridge JV (see Note 8)	—	69,255
Non-cash assets and liabilities assumed in connection with the Merger (see Note 3)	—	2,927,611
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning of period:
Cash and cash equivalents	$119,818	$117,635
Restricted cash	64,487	51,388
Cash, cash equivalents, and restricted cash	$184,305	$169,023
End of period:
Cash and cash equivalents	$70,625	$101,763
Restricted cash	67,981	55,395
Cash, cash equivalents, and restricted cash	$138,606	$157,158
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of March 31, 2025 and December 31, 2024, the account balances at certain institutions exceeded the FDIC insurance coverage.

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
Unconsolidated Variable Interest Entities
The Company has investments in certain unconsolidated VIEs. The Company determined it is not the primary beneficiary of and therefore does not consolidate these VIEs because it does not have the ability to control the activities that most significantly impact their economic performance. Except for the Company’s equity interest in the unconsolidated joint ventures, as more fully discussed below, it has no formal involvement in these VIEs beyond its investments.
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
PropTech Investment. During the year ended December 31, 2024, the Company made an initial investment of $1 million in a property technology (“PropTech”) fund that makes venture capital investments in early-stage real estate and construction-related companies (the “PropTech Investment”). During the three months ended March 31, 2025, the Company provided additional funding of $1 million. Therefore, as of March 31, 2025, the Company’s total investment in the PropTech Investment was $2 million. The Company has an aggregate commitment of $10 million, or approximately 5% of total fund commitments. The PropTech Investment has been identified as a VIE. The Company’s involvement in the entity is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner and given its rights and ownership percentage, the Company has virtually no influence or control. The assets and liabilities of the entity primarily consist of investments in certain PropTech real estate and construction companies. All future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.
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
HQ Point Preferred Equity Investment. In February 2025, the Company made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California. As of March 31, 2025, the Company has funded $21 million of its investment. Current equity at risk is not sufficient to finance the entity’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments).
Loans Receivable Investments. In March 2025, the Company entered into an agreement to provide aggregate financing of $41 million to fund the development of an outpatient medical building in Dallas, Texas. The borrower entity for these investments meets the criteria of a VIE in accordance with ASC 810, Consolidation, and the Company is not the primary beneficiary of the borrower.

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2025 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment and PropTech Investment	Other assets, net	$16,875
Needham Land Parcel JV and HQ Point Preferred Equity Investment	Investments in and advances to unconsolidated joint ventures	42,900
Loans Receivable Investments	Loans receivable, net	3,522
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of March 31, 2025, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at March 31, 2025 and December 31, 2024 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
DownREITs.  As of March 31, 2025 and December 31, 2024, the Company held a controlling ownership interest in and was the managing member of eight DownREITs. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets
Buildings and improvements	$4,745,424	$4,669,914
Development costs and construction in progress	75,420	92,710
Land and improvements	476,244	472,232
Accumulated depreciation and amortization	(819,325)	(761,759)
Net real estate	4,477,763	4,473,097
Loans receivable, net	548,738	550,829
Investments in and advances to unconsolidated joint ventures	34,322	39,946
Accounts receivable, net	8,760	17,357
Cash and cash equivalents	30,050	32,421
Restricted cash	2,321	1,029
Intangible assets, net	586,168	629,802
Right-of-use asset, net	272,838	270,918
Other assets, net	174,678	173,435
Total assets	$6,135,638	$6,188,834
Liabilities
Term loans	$401,767	$401,895
Senior unsecured notes	1,155,895	1,151,801
Mortgage debt	245,611	247,776
Intangible liabilities, net	90,221	95,315
Lease liability	196,540	193,421
Accounts payable, accrued liabilities, and other liabilities	105,617	125,688
Deferred revenue	62,212	65,358
Total liabilities	$2,257,863	$2,281,254
NOTE 17.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	March 31, 2025(3)		December 31, 2024(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$698,525	$712,404	$717,190	$729,637
Interest rate swap assets(2)	13,514	13,514	35,120	35,120
Bank line of credit and commercial paper(2)	164,000	164,000	150,000	150,000
Term loans(2)	1,646,335	1,646,335	1,646,043	1,646,043
Senior unsecured notes(1)	6,714,279	6,592,068	6,563,256	6,373,528
Mortgage debt(2)	352,051	347,889	356,750	350,292
Interest rate swap liabilities(2)	294	294	—	—
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
(3)During the three months ended March 31, 2025 and year ended December 31, 2024, there were no material transfers of financial assets or liabilities within the fair value hierarchy.

NOTE 18.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At March 31, 2025, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $50 million.
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
Additionally, on March 1, 2024, concurrently with the consummation of the Merger, the Company acquired: (i) three interest rate swap instruments on the $400 million aggregate principal amount of the 2028 Term Loan that are designated as cash flow hedges and (ii) one interest rate swap instrument on $36 million of variable rate mortgage debt that was designated as a cash flow hedge (see Note 10), prior to its maturity in October 2024.

The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	March 31, 2025	December 31, 2024
Interest rate swap assets:
April 2022	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$765	$1,050
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	1,363	1,870
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	4,963	7,224
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	6,261	9,122
May 2023(3)(4)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	—	4,887
January 2024(5)	February 2029	Cash flow	350,000	3.57%	USD-SOFR w/ -5 Day Lookback	162	5,347
January 2024(6)	February 2029	Cash flow	400,000	3.60%	USD-SOFR w/ -5 Day Lookback	—	5,620
Total interest rate swap assets						$13,514	$35,120
Interest rate swap liabilities:
May 2023(3)(4)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	$(11)	$—
January 2024(6)	February 2029	Cash flow	400,000	3.60%	USD-SOFR w/ -5 Day Lookback	(283)	—
Total interest rate swap liabilities						$(294)	$—
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
(3)Includes interest rate swap instruments acquired as part of the Merger (see Note 3). The interest rate swap instrument on $36 million of mortgage debt that was acquired as part of the Merger matured in October 2024 and has been excluded herein. These interest rate swap instruments were redesignated as cash flow hedges on the Closing Date. As a result of the Merger, the aggregate fair value of these interest rate swap instruments was determined to be $7 million on March 1, 2024, which was recognized within other assets, net on the Consolidated Balance Sheets on the Closing Date. The aggregate fair value as of the Closing Date is being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related interest rate swap instruments. During the three months ended March 31, 2025 and 2024, the Company recognized $0.4 million and $0.2 million, respectively, of related amortization into interest expense.
(4)Includes two interest rate swap instruments each with notional amounts of $110 million and one interest rate swap instrument with a notional amount of $180 million.
(5)Includes the following: (i) two interest rate swap instruments each with a pay rate of 3.56% and $50 million notional amount; (ii) three interest rate swap instruments each with a pay rate of 3.57% and $50 million notional amount; and (iii) one interest rate swap instrument with a pay rate of 3.58% and $100 million notional amount.
(6)Includes the following: (i) five interest rate swap instruments each with a pay rate of 3.60% and $50 million notional amount and (ii) three interest rate swap instruments each with a pay rate of 3.61% and $50 million notional amount.
NOTE 19. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	March 31, 2025	December 31, 2024
Refundable entrance fees	$233,358	$236,563
Accrued construction costs	128,341	136,767
Accrued interest	60,174	76,040
Other accounts payable and accrued liabilities(1)	248,348	275,972
Accounts payable, accrued liabilities, and other liabilities	$670,221	$725,342
_______________________________________
(1)As of March 31, 2025 and December 31, 2024, includes $3 million and $4 million, respectively, of severance-related obligations associated with the departure of a former CEO in October 2022 that had not yet been paid.

NOTE 20. Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	March 31, 2025	December 31, 2024
Non-refundable entrance fees(1)	$620,420	$615,723
Other deferred revenue(2)	319,435	324,413
Deferred revenue	$939,855	$940,136
_______________________________________
(1)During each of the three months ended March 31, 2025 and 2024, the Company collected non-refundable entrance fees of $29 million. During the three months ended March 31, 2025 and 2024, the Company recognized amortization of $24 million and $22 million, respectively. The amortization of non-refundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three months ended March 31, 2025 and 2024, the Company recognized amortization related to other deferred revenue of $11 million and $15 million, respectively. The amortization of other deferred revenue is included in rental and related revenues on the Consolidated Statements of Operations.

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
Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While forward-looking statements reflect our good faith belief and assumptions we believe to be reasonable based upon current information, we can give no assurance that our expectations or forecasts will be attained. Further, we cannot guarantee the accuracy of any such forward-looking statement contained in this Quarterly Report on Form 10-Q, and you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, principal risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
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
•Dividends
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures Reconciliations
•Critical Accounting Estimates
Executive Summary
Healthpeak Properties, Inc. is a Standard & Poor’s (“S&P”) 500 company that owns, operates, and develops high-quality real estate focused on healthcare discovery and delivery in the United States (“U.S.”). Our company was originally founded in 1985. We are organized as an umbrella partnership REIT (“UPREIT”). We hold substantially all of our assets and conduct our operations through our operating subsidiary, Healthpeak OP, a consolidated subsidiary of which we are the managing member. We are a Maryland corporation and qualify as a self-administered REIT. We are headquartered in Denver, Colorado, with additional corporate offices in California, Tennessee, Wisconsin, and Massachusetts and property management offices in several locations throughout the U.S.
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
At March 31, 2025, our portfolio of investments, including properties in certain of our unconsolidated joint ventures, consisted of interests in 700 properties: (i) Outpatient medical – 527 properties; (ii) Lab – 139 properties; (iii) CCRC – 15 properties; and (iv) Other non-reportable – 19 properties. The following table summarizes information for our reportable segments for the three months ended March 31, 2025 (dollars in thousands):

Segment	Adjusted NOI by Reportable Segment(1)
Outpatient medical	$200,311
Lab	146,233
CCRC	38,667
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
For a description of our significant activities during 2025, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.

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
Higher interest rates and volatility in public and private equity and fixed income markets have led to increased costs and limitations on the availability of capital. In addition, higher interest rates have and could continue to adversely impact our borrowing costs, the fair value of our fixed rate instruments, transaction volume, and real estate values generally, including our real estate. To the extent our tenants and/or operators have experienced, or will experience, increased costs, liquidity constraints, and financing difficulties due to the foregoing macroeconomic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due. We have also been affected by increased costs relating to tenant improvements and construction, which, together with higher costs of capital and potential tariff actions, have adversely affected, and in the future may adversely affect, the expected yields on our capital projects including our developments and redevelopments.
We continuously monitor the effects of domestic and global events on our operations and financial position, and on the operations and financial position of our tenants, operators, and borrowers, to enable us to remain responsive and adaptable to the dynamic changes in our operating environment. These events include, but are not limited to, the following, any of which could negatively impact our business: inflation; recession; interest rates; challenges in the financial markets; and actions by the U.S. political administration and regulatory agencies that affect healthcare policy, labor supply, procurement and construction costs, and general economic conditions (such as tariff actions, changes in healthcare regulation, decreases in government funding and staffing, and immigration reform).
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional discussion of the risks posed by macroeconomic conditions, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.
Company Highlights
Real Estate Transactions
•In February 2025, we acquired: (i) a lab land parcel in Cambridge, Massachusetts for $20 million and (ii) a portfolio of three outpatient medical buildings in New York for $17 million.
Financing Activities
•In February 2025, we repaid $348 million aggregate principal amount of 3.40% senior unsecured notes at maturity.
•In February 2025, we issued $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035.
•From January 1, 2025 through April 25, 2025, we repurchased 5.09 million shares of our common stock under the 2024 Share Repurchase Program (as defined below) at a weighted average price of $18.50 per share for a total of $94 million.

Other Activities
•In January 2025, we received full repayment of: (i) the $48 million outstanding balance of one of our seller financing loans receivable and (ii) the $15 million outstanding balance of one secured loan with an original maturity of July 2027.
•In January 2025, we entered into a secured loan to provide up to $75 million to fund a portion of the acquisition and redevelopment of a lab building on a campus in San Diego, California, with an initial term that matures in January 2029, one 12-month extension option, and a stated fixed interest rate of 8%. As of March 31, 2025, this secured loan had an outstanding principal balance of $28 million.
•In February 2025, we made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California (the “HQ Point Preferred Equity Investment”). This investment is entitled to a preferred return, and we have committed to fund up to a total investment of $50 million. As of March 31, 2025, we have funded $21 million of our total commitment.
•In March 2025, we entered into an agreement to provide aggregate financing of $41 million to fund the development of an outpatient medical building in Dallas, Texas with an initial term that matures in March 2028, two 12-month extension options, and an aggregate interest rate of 8.3%. As of March 31, 2025, this financing had an outstanding principal balance of $4 million.
Dividends
The following table summarizes our common stock cash dividends declared in 2025:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
February 3	February 14	$0.30500	February 26
April 4	April 18	0.10167	April 30
April 4	May 19	0.10167	May 30
April 4	June 16	0.10167	June 27
Results of Operations
We evaluate our business and allocate resources among our operating segments: (i) outpatient medical, (ii) lab, (iii) CCRC, (iv) an interest in our unconsolidated SWF SH JV, and (v) loans receivable. The Company’s reportable segments, as determined in accordance with ASC 280, Segment Reporting, are as follows: (i) outpatient medical, (ii) lab, and (iii) CCRC. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Our CCRCs are operated through RIDEA structures. The SWF SH JV and loans receivable are non-reportable segments that have been presented on a combined basis herein. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”), as updated by Note 2 to the Consolidated Financial Statements herein.
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
Management believes that continued reporting of the same-store portfolio for only pre-merger Healthpeak Properties, Inc. offers minimal value to investors who are seeking to understand the operating performance and growth potential of the Combined Company. The Company was provided access to the underlying financial statements of legacy Physicians Realty Trust and other detailed information about each property, such as the acquisition date. Based on this available information, the Company was able to consistently apply its same-store definition across the combined portfolio. As a result of the Merger, approximately 98% of the combined portfolio is represented in the Merger-Combined Same-Store presentation for the outpatient medical segment for the three months ended March 31, 2025.
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

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Overview

The following table summarizes results for the three months ended March 31, 2025 and 2024(1) (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net income (loss) applicable to common shares	$42,364	$6,477	$35,887
Nareit FFO	318,656	160,588	158,068
FFO as Adjusted	325,096	275,270	49,826
AFFO	301,791	252,821	48,970
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares increased primarily as a result of the following:
•a decrease in transaction and merger-related costs, primarily as a result of costs incurred in connection with the Merger in 2024;
•an increase in Adjusted NOI generated from our outpatient medical and lab segments related to: (i) assets acquired as part of the Merger, (ii) development and redevelopment projects placed in service during 2024, and (iii) new leasing activity during 2024 and 2025 (including the impact to straight-line rents);
•a decrease in loan loss reserves under the current expected credit losses model related to: (i) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable and (ii) recoveries related to loan repayments;
•a decrease in income tax expense related to: (i) income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024 and (ii) the tax benefit from casualty-related losses recognized in 2025;
•an increase in interest income related to: (i) seller financing provided in connection with the disposition of 61 outpatient medical buildings in 2024 and (ii) loans receivable acquired as part of the Merger;
•a decrease in interest expense related to: (i) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025 and (ii) lower interest rates on borrowings under the commercial paper program; and
•an increase in Adjusted NOI generated from our CCRC segment related to: (i) increased rates for resident fees and (ii) higher occupancy.
The increase in net income (loss) applicable to common shares was partially offset by:
•a decrease in gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024;
•an increase in depreciation related to: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2024;
•an increase in interest expense related to: (i) debt assumed as part of the Merger, (ii) borrowings under the 2029 Term Loan, which closed in March 2024, and (iii) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025; and
•casualty-related losses recognized in 2025.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•taxes associated with real estate dispositions;
•gain upon change of control; and
•depreciation and amortization expense.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•transaction and merger-related items;

•loan loss reserves (recoveries); and
•casualty-related charges.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of: (i) straight-line rents, (ii) the tax benefit from casualty-related losses, and (iii) amortization of deferred financing costs and debt discounts (premiums) on amounts recognized in connection with the Merger, which are excluded from AFFO, partially offset by: (i) higher AFFO capital expenditures during the period, (ii) higher amortization of below market lease intangibles, and (iii) a lower adjustment for cash collections of non-refundable entrance fees in excess of amortization at our CCRCs.
Segment Analysis
The following tables provide selected operating information for our Merger-Combined Same-Store and total property portfolio for each of our reportable segments. For the three months ended March 31, 2025, our Merger-Combined Same-Store consists of 635 properties representing properties fully operating on or prior to January 1, 2024 and that remained in operation through March 31, 2025. Legacy Physicians Realty Trust properties that met the definition of Merger-Combined Same-Store are included in both periods presented as if they were owned by the Company for the full analysis period. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 700 and 774 properties at March 31, 2025 and 2024, respectively.

Outpatient Medical

The following table summarizes results at and for the three months ended March 31, 2025 and 2024 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024	Change	2025	2024	Change
Rental and related revenues	$310,433	$292,556	$17,877	$320,548	$238,272	$82,276
Healthpeak’s share of unconsolidated joint venture total revenues	7,246	6,659	587	7,259	2,739	4,520
Noncontrolling interests’ share of consolidated joint venture total revenues	(9,250)	(8,931)	(319)	(9,973)	(8,876)	(1,097)
Operating expenses	(99,661)	(97,256)	(2,405)	(105,225)	(81,268)	(23,957)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,991)	(2,480)	(511)	(2,994)	(1,083)	(1,911)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,575	2,482	93	2,778	2,430	348
Adjustments to NOI(3)	(11,819)	(5,888)	(5,931)	(12,082)	(6,127)	(5,955)
Adjusted NOI	$196,533	$187,142	$9,391	200,311	146,087	54,224
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				—	61,398	(61,398)
Less: Merger-Combined Non-SS Adjusted NOI				(3,778)	(20,343)	16,565
Merger-Combined SS Adjusted NOI				$196,533	$187,142	$9,391
Adjusted NOI % change			5.0%
Property count(5)	514	514		527	594
End of period occupancy(6)	92.3%	92.5%		90.9%	92.0%
Average occupancy(6)	92.4%	92.6%		92.0%	91.9%
Average occupied square feet	33,549	33,611		34,080	37,039
Average annual total revenues per occupied square foot(7)	$37	$36		$38	$36
Average annual base rent per occupied square foot(8)	$28	$27		$29	$30
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
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our first quarter 2024 presentation of Merger-Combined Same-Store, we added: (i) five stabilized acquisitions and (ii) four stabilized redevelopments placed in service, and we removed: (i) 73 assets that were sold, (ii) one asset that was classified as held for sale, and (iii) one building that was placed into redevelopment.
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•Adjusted NOI from the outpatient medical buildings acquired as part of the Merger in 2024; and
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased Adjusted NOI from our 2024 dispositions.

Lab

The following table summarizes results at and for the three months ended March 31, 2025 and 2024 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024	Change	2025	2024	Change
Rental and related revenues	$183,424	$175,434	$7,990	$217,593	$223,761	$(6,168)
Healthpeak’s share of unconsolidated joint venture total revenues	1,914	2,104	(190)	2,800	4,861	(2,061)
Noncontrolling interests’ share of consolidated joint venture total revenues	—	—	—	—	(163)	163
Operating expenses	(47,341)	(46,094)	(1,247)	(57,658)	(56,840)	(818)
Healthpeak’s share of unconsolidated joint venture operating expenses	(606)	(612)	6	(1,666)	(1,324)	(342)
Noncontrolling interests’ share of consolidated joint venture operating expenses	—	—	—	—	43	(43)
Adjustments to NOI(2)	(12,353)	(14,753)	2,400	(14,836)	(21,435)	6,599
Adjusted NOI	$125,038	$116,079	$8,959	146,233	148,903	(2,670)
Less: Merger-Combined Non-SS Adjusted NOI				(21,195)	(32,824)	11,629
Merger-Combined SS Adjusted NOI				$125,038	$116,079	$8,959
Adjusted NOI % change			7.7%
Property count(3)	106	106		139	146
End of period occupancy(4)	97.7%	97.8%		97.9%	96.0%
Average occupancy(4)	97.4%	97.9%		97.6%	96.6%
Average occupied square feet	8,100	8,061		9,448	10,080
Average annual total revenues per occupied square foot(5)	$86	$81		$88	$83
Average annual base rent per occupied square foot(6)	$63	$59		$67	$63
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
(3)From our first quarter 2024 presentation of Merger-Combined Same-Store, we added: (i) three stabilized redevelopments placed in service and (ii) one stabilized development placed in service, and we removed: (i) 10 buildings that were placed into redevelopment and (ii) seven assets that were sold.
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
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•decreased Adjusted NOI from our 2024 dispositions; and
•decreased Adjusted NOI from buildings placed into development and redevelopment in 2024 and 2025; partially offset by
•higher occupancy.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024	Change	2025	2024	Change
Resident fees and services	$148,927	$138,776	$10,151	$148,927	$138,776	$10,151
Operating expenses	(109,864)	(105,071)	(4,793)	(110,260)	(105,621)	(4,639)
Adjustments to NOI(1)	—	—	—	—	—	—
Adjusted NOI	$39,063	$33,705	$5,358	38,667	33,155	5,512
Plus (less): Merger-Combined Non-SS adjustments				396	550	(154)
Merger-Combined SS Adjusted NOI				$39,063	$33,705	$5,358
Adjusted NOI % change			15.9%
Property count(2)	15	15		15	15
Average occupancy(3)	86.2%	85.2%		86.2%	85.2%
Average occupied units(4)	6,085	6,043		6,085	6,043
Average annual rent per occupied unit	$97,898	$91,859		$97,897	$91,859
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
(2)From our first quarter 2024 presentation of Merger-Combined Same-Store, no properties were added or removed.
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
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, management fees, insurance, and advertising.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Interest income and other	$15,821	$5,751	$10,070
Interest expense	72,693	60,907	11,786
Depreciation and amortization	268,546	219,219	49,327
General and administrative	26,118	23,299	2,819
Transaction and merger-related costs	5,534	107,220	(101,686)
Impairments and loan loss reserves (recoveries), net	(3,562)	11,458	(15,020)
Gain (loss) on sales of real estate, net	—	3,255	(3,255)
Other income (expense), net	(6,126)	78,516	(84,642)
Income tax benefit (expense)	(2,080)	(13,698)	11,618
Equity income (loss) from unconsolidated joint ventures	(2,147)	2,376	(4,523)
Noncontrolling interests’ share in earnings	(7,236)	(4,501)	(2,735)
Interest income and other
Interest income and other increased for the three months ended March 31, 2025 primarily as a result of: (i) seller financing provided in connection with the disposition of 61 outpatient medical buildings in July and November 2024, (ii) mezzanine and secured loans receivable acquired as part of the Merger, and (iii) other secured loans funded in 2025, partially offset by principal repayments on loans receivable in 2024 and 2025.
Interest expense
Interest expense increased for the three months ended March 31, 2025 primarily as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt, (ii) borrowings under the 2029 Term Loan, which closed in March 2024, and (iii) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, partially offset by: (i) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025 and (ii) lower interest rates on borrowings under the commercial paper program.
Depreciation and amortization
Depreciation and amortization expense increased for the three months ended March 31, 2025 primarily as a result of: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2024, partially offset by: (i) assets placed into development and redevelopment in 2024 and 2025 and (ii) dispositions of real estate in 2024.
General and administrative
General and administrative expenses increased for the three months ended March 31, 2025 primarily as a result of increased travel, information technology, and other costs incurred as a result of a higher headcount, partially offset by merger-related synergies.
Transaction and merger-related costs
Transaction and merger-related costs decreased for the three months ended March 31, 2025 primarily as a result of advisory, legal, accounting, tax, post-combination severance and stock compensation expense, information technology, and other costs of combining operations with Physicians Realty Trust that were incurred in 2024 in connection with the Merger.
Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the three months ended March 31, 2025 as a result of a decrease in loan loss reserves under the current expected credit losses model, which is primarily due to: (i) reserves recognized in 2024 on loans receivable acquired as part of the Merger, (ii) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable, and (iii) recoveries related to loans repaid during the three months ended March 31, 2025, partially offset by reserves recognized on new secured loans executed during the three months ended March 31, 2025.

Gain (loss) on sales of real estate, net
Gain on sales of real estate, net decreased during the three months ended March 31, 2025 as a result of no dispositions of real estate during the three months then ended, as compared to the $3 million gain on sales of two outpatient medical buildings which were sold during the three months ended March 31, 2024. Refer to Note 5 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income (expense), net decreased for the three months ended March 31, 2025 primarily as a result of: (i) a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024 and (ii) casualty-related losses recognized in 2025.
Income tax benefit (expense)
Income tax expense decreased for the three months ended March 31, 2025 primarily as a result of: (i) income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024 and (ii) the tax benefit from casualty-related losses recognized in 2025, partially offset by an increase in operating income associated with our CCRCs.
Equity income (loss) from unconsolidated joint ventures
Equity income (loss) from unconsolidated joint ventures decreased for the three months ended March 31, 2025 primarily as a result of losses on the South San Francisco JVs and unconsolidated joint ventures acquired as part of the Merger, partially offset by increased income from the SWF SH JV.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings increased for the three months ended March 31, 2025 primarily as a result of increased income from consolidated joint ventures acquired as part of the Merger.
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
•fund future acquisition, transactional, and development and redevelopment activities; and
•fund loans receivable and other investment commitments.
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

Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. Our 2029 Term Loan, our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “2027 Term Loans”), our 2028 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of April 23, 2025, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
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
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt increased by $161 million to $8.9 billion at March 31, 2025, when compared to December 31, 2024, primarily as a result of: (i) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035 and (ii) a $14 million increase in notes outstanding under our commercial paper program, partially offset by the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes at maturity. See Note 10 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $4 million to $280 million at March 31, 2025, when compared to December 31, 2024, primarily as a result of construction spend on projects in development and redevelopment, partially offset by additional commitments on projects placed into development and redevelopment during the first quarter of 2025.
Construction loan commitments. Our material cash requirements to provide additional loans for redevelopment and capital expenditure projects increased by $50 million to $135 million at March 31, 2025, when compared to December 31, 2024. This increase was the result of outstanding commitments on secured loans executed during the three months ended March 31, 2025, partially offset by a reduction in remaining commitments due to loan fundings and repayments during the three months then ended. See Note 7 to the Consolidated Financial Statements for additional information.
Other investment commitments. During the three months ended March 31, 2025, we funded $21 million of our $50 million HQ Point Preferred Equity Investment. At March 31, 2025, our remaining funding commitment related to the HQ Point Preferred Equity Investment was $29 million, which is expected to be funded in 2025. See Note 8 to the Consolidated Financial Statements for additional information. Additionally, as of March 31, 2025, we had an investment of $2 million in a property technology fund that makes venture capital investments in early-stage real estate and construction-related companies (the “PropTech Investment”). At March 31, 2025, our remaining funding commitment related to the PropTech Investment was $8 million, which is expected to be funded over the next five years. See Note 16 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests increased by $12 million to $14 million at March 31, 2025, when compared to December 31, 2024. The values of these redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date. The conditions for redemption have been met for $12 million of these interests, and the remaining $3 million will meet the conditions for redemption during the second half of 2025. See Note 12 to the Consolidated Financial Statements for additional information.

Distribution and Dividend Requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. In February 2025, our Board of Directors declared an increase in the quarterly common stock cash dividend, from $0.300 to $0.305 per share, resulting in an annualized dividend of $1.220 per share. Commencing in April 2025, our Board of Directors also transitioned to a practice of paying the quarterly common stock cash dividend on a monthly basis, which will be declared quarterly. Our future common stock cash dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition. There have been no other changes to our distribution and dividend requirements during the three months ended March 31, 2025.
Off-Balance Sheet Arrangements. We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Four of these joint ventures have aggregate mortgage debt of $855 million, of which our share is $185 million. Except in limited circumstances, our risk of loss is limited to our investment in the applicable joint venture. Additionally, as of March 31, 2025, we had 17 outstanding letter of credit obligations totaling $17 million.
There have been no other material changes, outside of the ordinary course of business, during the three months ended March 31, 2025 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$279,429	$152,564	$126,865
Net cash provided by (used in) investing activities	(230,714)	(97,781)	(132,933)
Net cash provided by (used in) financing activities	(94,414)	(66,648)	(27,766)
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $127 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily as a result of: (i) a decrease in merger-related costs, (ii) an increase in Adjusted NOI from properties acquired as part of the Merger, (iii) developments and redevelopments placed in service during 2024, (iv) annual rent increases, and (v) new leasing and renewal activity. The increase in net cash provided by operating activities was partially offset by an increase in cash paid for interest.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate and repayments on loans receivable. Our net cash used in investing activities increased $133 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily as a result of the following: (i) proceeds received from the Callan Ridge JV transaction in 2024, (ii) an increase in cash used for development and redevelopment of real estate, (iii) lower net repayments on loans receivable, (iv) an increase in cash used for real estate asset acquisitions, and (v) a decrease in proceeds from sales of real estate. The increase in cash used in investing activities was partially offset by cash paid in connection with the Merger in 2024.

Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities increased $28 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily as a result of the following: (i) an increase in cash used to repay senior unsecured notes that reached maturity in 2025, (ii) a decrease in proceeds received from issuances of term loans and senior unsecured notes, and (iii) an increase in dividends paid on common stock. The increase in cash used in financing activities was partially offset by: (i) higher net issuances under the commercial paper program and (ii) lower repurchases of common stock under our share repurchase programs.
Debt
In February 2025, we repaid $348 million aggregate principal amount of 3.40% senior unsecured notes at maturity. Also in February 2025, we issued $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035.
See Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 97% of our consolidated debt was fixed rate debt as of both March 31, 2025 and 2024. At March 31, 2025, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.15% and 5.42%, respectively. At March 31, 2024, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.05% and 6.11%, respectively. As of March 31, 2025, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
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
Equity
At March 31, 2025, we had 699 million shares of common stock outstanding, equity totaled $8.8 billion, and our equity securities had a market value of $14.4 billion.
At-The-Market Program
In February 2023, we terminated our previous at-the-market equity offering program and established a new at-the-market equity offering program (the “ATM Program”) that allows for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program. The ATM Program was most recently amended in February 2025 to add certain banks as sales agents, a forward seller, and a forward purchaser under the ATM Program.

During the three months ended March 31, 2025, we did not issue any shares of our common stock under any ATM program.
At March 31, 2025, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 12 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Healthpeak OP. During the three months ended March 31, 2025, certain of our employees (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of March 31, 2025, there were approximately 5 million OP Units outstanding, and 257 thousand had met the criteria for redemption.
DownREITs. At March 31, 2025, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). At March 31, 2025, the outstanding DownREIT units were convertible into approximately 13 million shares of our common stock.
Share Repurchase Program
On July 24, 2024, our Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace our previous program. Under the 2024 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2025, we repurchased 1.15 million shares of our common stock at a weighted average price of $19.45 per share for a total of $22 million. Therefore, at March 31, 2025, $478 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.
From April 1, 2025 through April 25, 2025, we repurchased an additional 3.94 million shares of our common stock under the 2024 Share Repurchase Program at a weighted average price of $18.22 per share for a total of $72 million.
Shelf Registration
On February 8, 2024, the Company and Healthpeak OP jointly filed a prospectus with the SEC as part of a registration statement on Form S-3, using an automatic shelf registration process. This shelf registration statement expires on February 8, 2027 and at or prior to such time, we expect to file a new shelf registration statement. On February 5, 2025, the Company and Healthpeak OP jointly filed a post-effective amendment to the shelf registration statement to add certain subsidiaries of the Company as co-registrants and register their guarantees of the debt securities of the Company and/or Healthpeak OP as additional securities that may be offered under the prospectus included in the shelf registration statement. Under the “shelf” process, we may sell any combination of the securities described in the prospectus through one or more offerings. The securities described in the prospectus include future offerings of: (i) the Company’s common stock, preferred stock, depositary shares, warrants, debt securities, and guarantees by the Company and certain of its subsidiaries of debt securities issued by Healthpeak OP, and (ii) Healthpeak OP’s debt securities and guarantees by Healthpeak OP and certain other subsidiaries of the Company of debt securities issued by the Company.

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) applicable to common shares	$42,364	$6,477
Real estate related depreciation and amortization	268,546	219,219
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	12,200	8,772
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,454)	(4,452)
Loss (gain) on sales of depreciable real estate, net	—	(3,255)
Loss (gain) upon change of control, net(1)	—	(77,781)
Taxes associated with real estate dispositions(2)	—	11,608
Nareit FFO applicable to common shares	318,656	160,588
Distributions on dilutive convertible units and other	4,623	1,618
Diluted Nareit FFO applicable to common shares	$323,279	$162,206

Impact of adjustments to Nareit FFO:
Transaction and merger-related items(3)	$5,534	$102,829
Other impairments (recoveries) and other losses (gains), net(4)	(3,320)	11,853
Casualty-related charges (recoveries), net(5)	4,226	—
Total adjustments	$6,440	$114,682

FFO as Adjusted applicable to common shares	$325,096	$275,270
Distributions on dilutive convertible units and other	4,617	2,210
Diluted FFO as Adjusted applicable to common shares	$329,713	$277,480

FFO as Adjusted applicable to common shares	$325,096	$275,270
Stock-based compensation amortization expense	4,627	3,366
Amortization of deferred financing costs and debt discounts (premiums)	7,852	4,522
Straight-line rents	(11,153)	(12,093)
AFFO capital expenditures	(23,136)	(17,517)
CCRC entrance fees(6)	4,696	7,385
Deferred income taxes	2,570	724
Amortization of above (below) market lease intangibles, net	(10,212)	(7,351)
Other AFFO adjustments	1,451	(1,485)
AFFO applicable to common shares	301,791	252,821
Distributions on dilutive convertible units and other	4,623	2,321
Diluted AFFO applicable to common shares(6)	$306,414	$255,142
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
(3)The three months ended March 31, 2025 and 2024 includes costs related to the Merger, which are primarily comprised of advisory, legal, accounting, tax, information technology, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust that were incurred during the period. For the three months ended March 31, 2024, these costs were partially offset by termination fee income of $4 million associated with Graphite Bio, Inc., which later merged with LENZ Therapeutics, Inc. in March 2024, for which the lease terms were modified to accelerate expiration of the lease to December 2024. This termination fee income is included in rental and related revenues on the Consolidated Statements of Operations, but is excluded from FFO as Adjusted.
(4)The three months ended March 31, 2025 and 2024 includes reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(5)Casualty-related charges (recoveries), net are recognized in other income (expense), net, equity income (loss) from unconsolidated joint ventures, and noncontrolling interests' share in earnings in the Consolidated Statements of Operations.
(6)During the year ended December 31, 2024, we changed our definition of AFFO to adjust for the non-refundable entrance fees collected in excess of (less than) the related amortization as we believe the cash collection of these fees is a more meaningful representation of the performance of the CCRC reportable segment in the determination of AFFO. Diluted AFFO applicable to common shares utilizing the prior definition for the three months ended March 31, 2025 and 2024 was $301.7 million and $247.8 million, respectively.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2025.

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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At March 31, 2025, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $50 million.
Interest Rate Risk. At March 31, 2025, our exposure to interest rate risk was primarily on our variable rate debt. At March 31, 2025, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At March 31, 2025, both the fair value and carrying value of the interest rate swap assets and liabilities were $14 million and $0.3 million, respectively.
Our remaining variable rate debt at March 31, 2025 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2025, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $269 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $289 million. Additionally, at March 31, 2025, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by approximately $15 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at March 31, 2025, our annual interest expense would increase by approximately $3 million. Lastly, assuming a one percentage point decrease in the interest rates related to our variable rate loans receivable, and assuming no other changes in the outstanding balance at March 31, 2025, our annual interest income would decrease by approximately $1 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
We have described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the primary risk factors that could materially affect our business, financial condition, or future results. There have been no material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended March 31, 2025.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2025	—	$—	—	$500,000,000
February 1-28, 2025	1,146,473	19.45	1,146,473	477,695,850
March 1-31, 2025	—	—	—	477,695,850
	1,146,473	$19.45	1,146,473	$477,695,850
_______________________________________
(1)On July 24, 2024, our Board of Directors approved the 2024 Share Repurchase Program under which we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2025, we repurchased 1.15 million shares of our common stock at a weighted average price of $19.45 per share for a total of $22 million. Therefore, at March 31, 2025, $478 million of our common stock remained available for repurchase under the 2024 Share Repurchase Program.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

4.1
Base Indenture, dated February 14, 2025, by and among Healthpeak OP, LLC, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Healthpeak’s Current Report on Form 8-K filed February 14, 2025).

4.2
First Supplemental Indenture, dated February 14, 2025, by and among Healthpeak OP, LLC, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to Healthpeak’s Current Report on Form 8-K filed February 14, 2025).

4.3	Form of 5.375% Senior Notes due 2035 (incorporated herein by reference to Exhibit 4.3 to Healthpeak’s Current Report on Form 8-K filed February 14, 2025).

10.1†*	Retirement and Release Agreement entered into with Thomas M. Klaritch on February 11, 2025.

10.2*
Amendment No. 3 to At-the-Money Equity offering Sales Agreement, dated February 6, 2025, among Healthpeak Properties, Inc., Healthpeak OP, LLC, the Sales Agents, the Forward Sellers and the Forward Purchasers.

22.1*	List of Issuers of Guaranteed Securities

31.1*	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Kelvin O. Moses, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Kelvin O. Moses, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) and Item 601(b)(2), as applicable.
†       Management Contract or Compensation Plan or Arrangement.
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2025	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ KELVIN O. MOSES
Kelvin O. Moses
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)