Form 10-Q
period 2025-09-30
HEALTHPEAK PROPERTIES, INC.
filed 2025-10-24
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 22, 2025, there were 694,949,823 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate:
Buildings and improvements	$16,192,972	$16,115,283
Development costs and construction in progress	1,148,903	880,393
Land and improvements	2,927,571	2,918,758
Accumulated depreciation and amortization	(4,438,273)	(4,083,030)
Net real estate	15,831,173	15,831,404
Loans receivable, net of reserves of $11,602 and $10,499	673,502	717,190
Investments in and advances to unconsolidated joint ventures	796,171	936,814
Accounts receivable, net of allowance of $1,933 and $2,243	80,845	76,810
Cash and cash equivalents	91,038	119,818
Restricted cash	68,694	64,487
Intangible assets, net	610,513	817,254
Assets held for sale, net	67,593	7,840
Right-of-use asset, net	417,365	424,173
Other assets, net	945,507	942,465
Total assets	$19,582,401	$19,938,255

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$368,125	$150,000
Term loans	1,646,912	1,646,043
Senior unsecured notes	6,766,350	6,563,256
Mortgage debt	350,174	356,750
Intangible liabilities, net	155,557	191,884
Liabilities related to assets held for sale, net	12,371	—
Lease liability	301,302	307,220
Accounts payable, accrued liabilities, and other liabilities	746,229	725,342
Deferred revenue	970,077	940,136
Total liabilities	11,317,097	10,880,631

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	27,809	2,610

Common stock, $1.00 par value: 1,500,000,000 shares authorized; 694,946,444 and 699,485,139 shares issued and outstanding	694,946	699,485
Additional paid-in capital	12,765,070	12,847,252
Cumulative dividends in excess of earnings	(5,854,766)	(5,174,279)
Accumulated other comprehensive income (loss)	(7,975)	28,818
Total stockholders’ equity	7,597,275	8,401,276
Joint venture partners	296,477	315,821
Non-managing member unitholders	343,743	337,917
Total noncontrolling interests	640,220	653,738
Total equity	8,237,495	9,055,014
Total liabilities and equity	$19,582,401	$19,938,255
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental and related revenues	$539,886	$543,251	$1,607,714	$1,552,065
Resident fees and services	150,458	142,845	448,240	422,512
Interest income and other	15,529	14,301	47,156	27,884
Total revenues	705,873	700,397	2,103,110	2,002,461
Costs and expenses:
Interest expense	76,784	74,105	224,540	209,922
Depreciation and amortization	262,317	280,019	796,779	782,736
Operating	291,922	280,279	841,246	797,835
General and administrative	19,907	23,216	66,789	73,233
Transaction and merger-related costs	2,420	7,134	18,169	122,113
Impairments and loan loss reserves (recoveries), net	(54)	441	(117)	11,346
Total costs and expenses	653,296	665,194	1,947,406	1,997,185
Other income (expense):
Gain (loss) on sales of real estate, net	11,500	62,325	13,136	187,624
Other income (expense), net	1,160	982	(9,658)	83,502
Total other income (expense), net	12,660	63,307	3,478	271,126
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	65,237	98,510	159,182	276,402
Income tax benefit (expense)	1,206	(1,938)	(3,256)	(18,364)
Equity income (loss) from unconsolidated joint ventures	(176,291)	(3,834)	(176,691)	(1,407)
Net income (loss)	(109,848)	92,738	(20,765)	256,631
Noncontrolling interests’ share in earnings	(7,274)	(6,866)	(21,856)	(18,036)
Net income (loss) attributable to Healthpeak Properties, Inc.	(117,122)	85,872	(42,621)	238,595
Participating securities’ share in earnings	(134)	(197)	(714)	(610)
Net income (loss) applicable to common shares	$(117,256)	$85,675	$(43,335)	$237,985

Earnings (loss) per common share:
Basic	$(0.17)	$0.12	$(0.06)	$0.36
Diluted	$(0.17)	$0.12	$(0.06)	$0.36
Weighted average shares outstanding:
Basic	694,930	699,349	696,380	667,536
Diluted	694,930	700,146	696,380	668,096
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(109,848)	$92,738	$(20,765)	$256,631
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	(3,027)	(54,742)	(37,005)	(31,944)
Change in Supplemental Executive Retirement Plan obligation and other	71	64	212	192
Total other comprehensive income (loss)	(2,956)	(54,678)	(36,793)	(31,752)
Total comprehensive income (loss)	(112,804)	38,060	(57,558)	224,879
Total comprehensive (income) loss attributable to noncontrolling interests	(7,274)	(6,866)	(21,856)	(18,036)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$(120,078)	$31,194	$(79,414)	$206,843
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended September 30, 2025:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2025	694,916	$694,916	$12,763,723	$(5,525,520)	$(5,019)	$7,928,100	$638,737	$8,566,837	$20,104
Net income (loss)	—	—	—	(117,122)	—	(117,122)	7,381	(109,741)	(107)
Other comprehensive income (loss)	—	—	—	—	(2,956)	(2,956)	—	(2,956)	—
Issuance of common stock, net	24	24	359	—	—	383	—	383	—
Conversion of non-managing member units to common stock	7	7	191	—	—	198	(198)	—	—
Repurchase of common stock	(1)	(1)	(16)	—	—	(17)	—	(17)	—
Stock-based compensation	—	—	1,636	—	—	1,636	3,800	5,436	—
Common dividends ($0.305 per share)	—	—	—	(212,124)	—	(212,124)	—	(212,124)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,500)	(9,500)	(165)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	7,154
Adjustments to redeemable noncontrolling interests	—	—	(823)	—	—	(823)	—	(823)	823
September 30, 2025	694,946	$694,946	$12,765,070	$(5,854,766)	$(7,975)	$7,597,275	$640,220	$8,237,495	$27,809
For the three months ended September 30, 2024:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2024	700,317	$700,317	$12,859,567	$(4,844,683)	$42,297	$8,757,498	$659,840	$9,417,338	$1,433
Net income (loss)	—	—	—	85,872	—	85,872	6,916	92,788	(50)
Other comprehensive income (loss)	—	—	—	—	(54,678)	(54,678)	—	(54,678)	—
Issuance of common stock, net	12	12	243	—	—	255	—	255	—
Conversion of non-managing member units to common stock	112	112	1,874	—	—	1,986	(1,986)	—	—
Repurchase of common stock	(1,036)	(1,036)	(19,099)	—	—	(20,135)	—	(20,135)	—
Stock-based compensation	—	—	2,049	—	—	2,049	2,728	4,777	—
Common dividends ($0.300 per share)	—	—	—	(210,008)	—	(210,008)	—	(210,008)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,652)	(9,652)	(65)
September 30, 2024	699,405	$699,405	$12,844,634	$(4,968,819)	$(12,381)	$8,562,839	$657,846	$9,220,685	$1,318

For the nine months ended September 30, 2025:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2025	699,485	$699,485	$12,847,252	$(5,174,279)	$28,818	$8,401,276	$653,738	$9,055,014	$2,610
Net income (loss)	—	—	—	(42,621)	—	(42,621)	22,145	(20,476)	(289)
Other comprehensive income (loss)	—	—	—	—	(36,793)	(36,793)	—	(36,793)	—
Issuance of common stock, net	521	521	415	—	—	936	—	936	—
Conversion of non-managing member units to common stock	171	171	3,967	—	—	4,138	(4,138)	—	—
Repurchase of common stock	(5,231)	(5,231)	(91,827)	—	—	(97,058)	—	(97,058)	—
Stock-based compensation	—	—	4,958	—	—	4,958	9,964	14,922	—
Common dividends ($0.915 per share)	—	—	—	(637,866)	—	(637,866)	—	(637,866)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,484)	(28,484)	(336)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	13,124
Adjustments to redeemable noncontrolling interests	—	—	305	—	—	305	(13,005)	(12,700)	12,700
September 30, 2025	694,946	$694,946	$12,765,070	$(5,854,766)	$(7,975)	$7,597,275	$640,220	$8,237,495	$27,809
For the nine months ended September 30, 2024:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2024	547,156	$547,156	$10,405,780	$(4,621,861)	$19,371	$6,350,446	$525,596	$6,876,042	$48,828
Net income (loss)	—	—	—	238,595	—	238,595	17,943	256,538	93
Other comprehensive income (loss)	—	—	—	—	(31,752)	(31,752)	—	(31,752)	—
Shares issued as part of the Merger	162,231	162,231	2,611,916	—	—	2,774,147	—	2,774,147	—
Issuance of common stock, net	387	387	444	—	—	831	—	831	—
Conversion of non-managing member units to common stock	208	208	4,150	—	—	4,358	(4,358)	—	—
Repurchase of common stock	(10,577)	(10,577)	(179,787)	—	—	(190,364)	—	(190,364)	—
Stock-based compensation	—	—	6,243	—	—	6,243	9,043	15,286	—
Common dividends ($0.900 per share)	—	—	—	(585,553)	—	(585,553)	—	(585,553)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(27,105)	(27,105)	(377)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	12
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(52,886)
Noncontrolling interests acquired as part of the Merger	—	—	—	—	—	—	136,727	136,727	1,536
Adjustments to redeemable noncontrolling interests	—	—	(4,112)	—	—	(4,112)	—	(4,112)	4,112
September 30, 2024	699,405	$699,405	$12,844,634	$(4,968,819)	$(12,381)	$8,562,839	$657,846	$9,220,685	$1,318
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(20,765)	$256,631
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	796,779	782,736
Stock-based compensation amortization expense	10,410	11,935
Merger-related post-combination stock compensation expense	—	16,223
Amortization of deferred financing costs and debt discounts (premiums)	23,708	19,247
Straight-line rents	(30,836)	(32,891)
Amortization of non-refundable entrance fees and above (below) market lease intangibles	(100,215)	(88,925)
Equity loss (income) from unconsolidated joint ventures	176,691	1,407
Distributions of earnings from unconsolidated joint ventures	16,861	11,228
Deferred income tax expense (benefit)	(131)	11,156
Impairments and loan loss reserves (recoveries), net	(117)	11,346
Loss (gain) on sales of real estate, net	(13,136)	(187,624)
Loss (gain) upon change of control, net	—	(77,548)
Casualty-related loss (recoveries), net	9,825	(574)
Other non-cash items	(7,826)	(1,652)
Changes in:
Decrease (increase) in accounts receivable and other assets, net	9,756	2,071
Increase (decrease) in accounts payable, accrued liabilities, and deferred revenue	86,871	52,200
Net cash provided by (used in) operating activities	957,875	786,966
Cash flows from investing activities:
Acquisitions of real estate	(43,880)	(4,466)
Development, redevelopment, and other major improvements of real estate	(547,087)	(399,373)
Leasing costs, tenant improvements, and recurring capital expenditures	(76,125)	(76,744)
Proceeds from sales of real estate, net	30,839	619,981
Proceeds from the Callan Ridge JV transaction, net	—	125,662
Investments in unconsolidated joint ventures	(76,329)	(54,450)
Distributions in excess of earnings from unconsolidated joint ventures	22,745	20,195
Proceeds from insurance recovery	12,214	6,467
Proceeds from sales/principal repayments on loans receivable and other	125,927	87,259
Investments in loans receivable and other	(77,357)	(25,341)
Cash paid in connection with the Merger, net	—	(179,215)
Net cash provided by (used in) investing activities	(629,053)	119,975
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	9,435,650	3,146,250
Repayments under bank line of credit and commercial paper	(9,217,525)	(3,866,250)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	987,260	750,000
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(806,492)	(3,038)
Payments for deferred financing costs	(2,604)	(5,438)
Issuance of common stock and exercise of options, net of offering costs	304	241
Repurchase of common stock	(97,058)	(190,364)
Dividends paid on common stock	(637,234)	(584,964)
Distributions to and purchase of noncontrolling interests	(28,820)	(80,368)
Contributions from and issuance of noncontrolling interests	13,124	12
Net cash provided by (used in) financing activities	(353,395)	(833,919)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(24,573)	73,022
Cash, cash equivalents, and restricted cash, beginning of period	184,305	169,023
Cash, cash equivalents, and restricted cash, end of period	$159,732	$242,045
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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly owned subsidiaries, joint ventures (“JVs”) that it controls, and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”).

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
Not Yet Adopted
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation (using both percentages and reporting currency amounts) of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company expects ASU 2023-09 to require additional disclosures in the Notes to the Consolidated Financial Statements. The Company does not expect the amendments to have a material impact to its consolidated financial position, results of operations, or cash flows.
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
Merger-Related Costs
During the three and nine months ended September 30, 2025, the Company incurred approximately $2 million and $9 million of merger-related costs, respectively, including severance, legal, accounting, tax, information technology, and other costs of combining operations with Physicians Realty Trust. During the three months ended September 30, 2024, the Company incurred approximately $6 million of merger-related costs, including severance, legal, accounting, tax, information technology, and other costs of combining operations with Physicians Realty Trust. During the nine months ended September 30, 2024, the Company incurred approximately $120 million of merger-related costs, which primarily related to advisory, legal, accounting, information technology, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust. Included in this amount was: (i) $38 million of fees paid to investment banks and advisors to help the Company negotiate the terms of the transactions contemplated by the Merger Agreement and to advise the Company on other merger-related matters, inclusive of $21 million of success-based fees incurred upon consummation of the Merger, (ii) $26 million of severance expense due to certain Physicians Realty Trust dual-trigger severance arrangements that were required to be recognized as post-combination expense in accordance with ASC 805, (iii) $16 million of post-combination stock compensation expense for the accelerated vesting of Physicians Realty Trust equity awards pursuant to the terms of the Merger Agreement, based on the fair value of Healthpeak common stock issued to holders of Physicians Realty Trust equity awards, (iv) $28 million of legal, accounting, tax, information technology, and other costs, and (v) $12 million of severance expense related to legacy Healthpeak employees. These merger-related costs are included in transaction and merger-related costs on the Consolidated Statements of Operations.
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
The following unaudited pro forma information presents a summary of the results of operations for the Combined Company, as if the Merger had been consummated on January 1, 2023 (in thousands). There are no pro forma adjustments for the three and nine months ended September 30, 2025 as the Merger was completed on March 1, 2024. The following unaudited pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma financial information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total revenues	$691,327	$2,078,322
Net income (loss) applicable to common shares	95,234	337,520
The unaudited pro forma financial information above includes nonrecurring significant adjustments made to account for certain costs incurred as if the Merger had been completed on January 1, 2023. Transaction and merger-related costs of $6 million and $120 million that were incurred during the three and nine months ended September 30, 2024, respectively, were excluded from the unaudited pro forma financial information for the three and nine months ended September 30, 2024, respectively, as if they were incurred on the pro forma completion date of January 1, 2023.

NOTE 4.  Real Estate Investments

2025 Real Estate Investment Acquisitions
Middletown Medical Portfolio
In February 2025, the Company acquired a portfolio of three outpatient medical buildings in New York for $17 million.
100 Smith Land Parcel
In February 2025, the Company acquired a lab land parcel in Cambridge, Massachusetts for $20 million.
Atlanta Condominium Interest Acquisition
In September 2025, the Company acquired a condominium interest in eight suites within an outpatient medical building in Atlanta, Georgia for $6 million.
2024 Real Estate Investment Acquisitions
The Merger
As a result of the Merger, the Company acquired 299 outpatient medical buildings (see Note 3).
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $28 million to $256 million at September 30, 2025, when compared to December 31, 2024, primarily as a result of construction spend on projects in development and redevelopment, partially offset by commitments on projects placed into development and redevelopment during the period.
NOTE 5.  Dispositions of Real Estate

2025 Dispositions of Real Estate
During the three months ended June 30, 2025, the Company sold one outpatient medical land parcel for $4 million, resulting in gain on sale of $3 million.
During the three months ended September 30, 2025, the Company sold two outpatient medical buildings for $27 million, resulting in total gain on sales of $12 million.
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
During the year ended December 31, 2024, the Company also sold: (i) one outpatient medical building for $12 million, (ii) a portfolio of two outpatient medical buildings for $23 million and provided the buyer with a mortgage loan secured by the real estate sold for $14 million (see Note 7), and (iii) a portfolio comprised of a land parcel and various vacant buildings on certain of the Company’s CCRC campuses for $12 million.
Held for Sale
As of September 30, 2025, six lab buildings were classified as held for sale, with a carrying value of $68 million, primarily comprised of net real estate assets, straight-line rent receivable, and right-of-use assets. As of September 30, 2025, liabilities related to the assets held for sale were $12 million, primarily comprised of lease liabilities and deferred revenue. As of December 31, 2024, one outpatient medical building was classified as held for sale, with a carrying value of $8 million, primarily comprised of net real estate assets. As of December 31, 2024, liabilities related to the asset held for sale were zero. This asset was sold during the three months ended September 30, 2025.

Impairments of Real Estate
During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment charges on its consolidated real estate assets. See Note 8 for discussion of the Company’s other-than-temporary impairment charges.
NOTE 6.  Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed income from operating leases	$392,915	$394,263	$1,178,305	$1,141,901
Variable income from operating leases	146,971	148,988	429,409	410,164
Initial Direct Costs
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained, such as leasing commissions paid to employees and external third-party brokers and lease incentives. Initial direct costs are included in other assets, net in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term. At September 30, 2025 and December 31, 2024, the balance of net initial direct costs were $210 million and $204 million, respectively.
Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. If the Company determines that collectibility of future minimum lease payments is not probable, the straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. At September 30, 2025 and December 31, 2024, straight-line rent receivable, net of allowance, excluding amounts reported in assets held for sale, net, was $368 million and $338 million, respectively. Straight-line rent receivable is included in other assets, net in the Consolidated Balance Sheets. At September 30, 2025 and December 31, 2024, straight-line rent receivable, net of allowance, reported in assets held for sale, net, was $0.8 million and zero, respectively.
Tenant Updates
In July 2024, the Company executed an early lease renewal for approximately 2 million square feet leased by CommonSpirit Health (“CommonSpirit”). The renewal, which is subject to a master agreement, extended the weighted average lease term of existing leases from July 2027 to December 2035, amended the contractual rents to current market rates, and increased the annual contractual lease escalations from 2.5% to 3.0%. In connection with this extension, CommonSpirit was provided the right to reduce the amount of space leased by up to approximately 200,000 square feet at any time after the original lease maturity dates. These termination rights were evaluated for likelihood of exercise in accordance with ASC 842, Leases, in the determination of the lease term. During each of the three and nine months ended September 30, 2025, CommonSpirit represented 6% of revenues for the outpatient medical segment and 3% of total revenues.
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

NOTE 7.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2025	December 31, 2024
Secured loans(1)	$580,912	$638,482
CCRC resident loans	66,549	61,273
Mezzanine loans	53,120	50,314
Unamortized discounts and fees	(15,477)	(22,380)
Reserve for loan losses	(11,602)	(10,499)
Loans receivable, net	$673,502	$717,190
_______________________________________
(1)At September 30, 2025, the Company had $121 million of remaining commitments to fund additional principal on loans for outpatient medical and lab capital expenditure projects. At December 31, 2024, the Company had $85 million of remaining commitments to fund additional principal on loans for outpatient medical capital expenditure projects.
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
As of September 30, 2025, unamortized net discounts on the secured loans and mezzanine loans acquired were $0.3 million and $1 million, respectively. As of December 31, 2024, unamortized net discounts on the secured loans and mezzanine loans acquired were $1 million and $2 million, respectively. These discounts are recognized in interest income and other on the Consolidated Statements of Operations using the effective interest rate method over the remaining term of the loans.
Sunrise Senior Housing Portfolio Seller Financing
In conjunction with the sale of a portfolio of senior housing operating properties (“SHOP”) facilities in January 2021, the Company provided the buyer with financing secured by the buyer’s equity ownership in each property. In February 2024, this secured loan was refinanced with the Company. In connection with the refinance, the Company received a partial principal repayment of $69 million and the maturity date was extended to August 2027. In May 2024, the Company received a partial principal repayment of $5 million in conjunction with the disposition of underlying collateral. At December 31, 2024, this secured loan had an outstanding principal balance of $58 million. In August 2025, the Company received full repayment of the outstanding balance of this seller financing.
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

Outpatient Medical Seller Financing
In conjunction with the sale of 59 outpatient medical buildings for $674 million in July 2024 and the two outpatient medical buildings for $23 million in November 2024 (see Note 5), the Company provided the buyer with a mortgage loan secured by the real estate sold for $405 million and $14 million, respectively. The remainder of the sales price was received in cash at the time of sales. The seller financing has an initial term that matures in July 2026 and includes two 12-month extension options. The interest rate on the seller financing is fixed at 6.0% for the initial term and increases to 6.5% during the optional extension periods. The Company also received a $1 million loan origination fee in connection with the loan, which is being recognized in interest income over the remaining term of the loan. In connection with this seller financing, the Company reduced the gain on sales of real estate and recognized a mark-to-market discount of $21 million during the year ended December 31, 2024. This discount is based on the difference between the stated interest rate and the corresponding prevailing market rate as of the transaction date. The discount is recognized as interest income over the term of the discounted loan using the effective interest rate method. During the three and nine months ended September 30, 2025, the Company recognized $2 million and $5 million, respectively, of non-cash interest income related to the amortization of this mark-to-market discount. During each of the three and nine months ended September 30, 2024, the Company recognized $1 million of non-cash interest income related to the amortization of this mark-to-market discount. As of September 30, 2025 and December 31, 2024, the unamortized mark-to-market discount was $13 million and $18 million, respectively.
2025 Other Loans Receivable Transactions
During the nine months ended September 30, 2025, the Company: (i) entered into one secured loan to provide up to $75 million to fund a portion of the acquisition and redevelopment of a lab building, $28 million of which was funded upon closing of the loan, (ii) entered into an agreement to provide aggregate financing of $41 million to fund the development of an outpatient medical building, $4 million of which was funded upon closing of the loan, (iii) entered into and funded a $4 million loan secured by a land parcel, (iv) entered into and funded a $4 million mezzanine loan to one of its unconsolidated joint ventures, and (v) funded $27 million of principal on its existing secured loans.
During the nine months ended September 30, 2025, the Company received full repayment of: (i) the outstanding balance of one $15 million secured loan and (ii) the outstanding balance of one $1 million mezzanine loan. During the nine months ended September 30, 2025, the Company also received partial repayments of $3 million on one secured loan.
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
CCRC Resident Loans
For certain residents that qualify, CCRCs may offer to lend residents the necessary funds to satisfy the entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. The loans are due upon sale of the resident’s previous home. At September 30, 2025 and December 31, 2024, the Company held $67 million and $61 million, respectively, of such notes receivable.
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of September 30, 2025 (in thousands):

Investment Type	Year of Origination(1)						Total
	2025	2024	2023	2022	2021	Prior
Secured loans
Risk rating:
Performing loans	$36,445	$441,192	$53,216	$30,302	$—	$—	$561,155
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$36,445	$441,192	$53,216	$30,302	$—	$—	$561,155
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$4,245	$13,406	$5,139	$4,651	$7,158	$11,199	$45,798
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$4,245	$13,406	$5,139	$4,651	$7,158	$11,199	$45,798
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
CCRC resident loans
Risk rating:
Performing loans	$55,461	$10,878	$175	$35	$—	$—	$66,549
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total CCRC resident loans	$55,461	$10,878	$175	$35	$—	$—	$66,549
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
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
The following table summarizes the Company’s reserve for loan losses (in thousands):

	September 30, 2025			December 31, 2024
	Secured Loans	Mezzanine Loans and Other(1)	Total	Secured Loans	Mezzanine Loans and Other(1)	Total
Reserve for loan losses, beginning of period	$5,574	$4,925	$10,499	$2,830	$—	$2,830
Provision for expected loan losses (recoveries) on funded loans receivable	1,153	1,581	2,734	2,744	4,925	7,669
Expected loan losses (recoveries) related to loans sold or repaid	(1,460)	(171)	(1,631)	—	—	—
Reserve for loan losses, end of period	$5,267	$6,335	$11,602	$5,574	$4,925	$10,499
_______________________________________
(1)Includes CCRC resident loans.
Additionally, at September 30, 2025 and December 31, 2024, a liability of $1.6 million and $2.9 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the nine months ended September 30, 2025 is primarily due to reserves recognized on new and amended loans during the nine months then ended, partially offset by recoveries related to loans repaid during the same period.

NOTE 8.  Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				September 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2025	2024
SWF SH JV	Other	19	54	$312,093	$322,551
South San Francisco JVs(3)	Lab	7	70	285,044	446,145
Callan Ridge JV	Lab	2	35	75,069	69,709
HQ Point Preferred Equity Investment(2)	Other	2	33	47,017	—
Lab JV	Lab	1	49	31,848	29,916
PMAK JV(2)	Outpatient medical	59	12	24,229	32,511
Needham Land Parcel JV(2)	Lab	—	38	12,291	21,348
Outpatient Medical JVs(4)	Outpatient medical	2	20 - 67	7,328	7,199
Davis JV	Outpatient medical	17	47	1,252	7,435
				$796,171	$936,814
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of September 30, 2025. Land held for development and the properties underlying the PMAK JV and HQ Point Preferred Equity Investment are excluded from the Company’s total property count.
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
(4)Includes two unconsolidated outpatient medical joint ventures in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). These joint ventures have been aggregated herein due to similarity of the investments and operations.
Other-Than-Temporary Impairments
The Company reviews its investments in unconsolidated joint ventures for indicators of impairment on a quarterly basis and records an impairment charge when a decline in the fair value below the carrying value has been determined to be other-than-temporary. Indicators of impairment have been identified related to the cumulative impact of depressed biotechnology capital raising, lower market rents, increased capitalization rates, and oversupply affecting the life science industry. These conditions are a shift since the time of formation of the South San Francisco JVs, a period marked by historically low interest rates coupled with market rents and valuations at or near industry highs when the JV partner acquired its 30% interest. As the South San Francisco JVs include recently completed and in-process redevelopment properties, these economic conditions have resulted in an increase to the timeframe required to reach stabilized occupancy and changes to management’s estimates of market rents upon completion of redevelopment activities. Additionally, there has been a shift in development plans of the Needham Land Parcel JV from a life science development to a mixed-use project, resulting in an extended timeline and delayed project commencement.
These circumstances have contributed to a sustained decrease in the value of these investments. During the three months ended September 30, 2025, the Company determined that the length of time and extent of the decline in fair values below carrying values represent other-than-temporary impairments. Accordingly, during the three months ended September 30, 2025, the Company recorded impairment charges of $169 million related to its investments in the South San Francisco JVs and $7 million related to its investment in the Needham Land Parcel JV, net of tax. These impairment charges are recognized in equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The discounted cash flow models utilized to determine the impairment charges were considered Level 3 measurements within the fair value hierarchy. These discounted cash flow models utilized the following key assumptions: (i) forecasted occupancy and market rents, (ii) a terminal capitalization rate of 6.50%, (iii) discount rates ranging from 7.50% to 8.75%, with a weighted average of 7.95% (weighted by each property’s relative fair value), (iv) expected capital expenditures, and (v) specific to Needham Land Parcel JV, land values based on a comparable sales approach.

HQ Point Preferred Equity Investment
In February 2025, the Company made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California. This investment is entitled to a preferred return, and the Company has committed to fund up to a total investment of $50 million. As of September 30, 2025, the Company had funded $45 million of its investment.
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
NOTE 9.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	September 30, 2025	December 31, 2024
Gross intangible lease assets(1)	$1,321,174	$1,468,985
Accumulated depreciation and amortization(2)	(710,661)	(651,731)
Intangible assets, net	$610,513	$817,254

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)At September 30, 2025 and December 31, 2024, includes $1.28 billion and $1.42 billion, respectively, of gross lease-up intangibles and at September 30, 2025 and December 31, 2024, includes $43 million and $45 million, respectively, of gross above market lease intangibles.
(2)At September 30, 2025 and December 31, 2024, includes $694 million and $640 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $16 million and $12 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	September 30, 2025	December 31, 2024
Gross intangible lease liabilities	$308,127	$351,602
Accumulated depreciation and amortization	(152,570)	(159,718)
Intangible liabilities, net	$155,557	$191,884

Weighted average remaining amortization period in years	9	9
During the nine months ended September 30, 2025, in conjunction with the Company’s acquisition of real estate, the Company acquired $3 million of intangible assets with a weighted average amortization period at acquisition of 13 years.
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

Goodwill
In connection with the Merger, the Company recognized goodwill of $51 million, which was allocated to the Company’s outpatient medical segment (see Note 3). Goodwill is included in other assets, net on the Consolidated Balance Sheets. At September 30, 2025 and December 31, 2024, goodwill was allocated to the Company’s segment assets as follows (in thousands):

Segment	September 30, 2025	December 31, 2024
Outpatient medical	$64,680	$64,680
CCRC	1,998	1,998
Other non-reportable	1,851	1,851
	$68,529	$68,529
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
In connection with the assumption of the 2028 Term Loan, the Company acquired three related interest rate swap instruments that were redesignated as cash flow hedges as of the Closing Date. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of September 30, 2025, the 2028 Term Loan had a blended fixed effective interest rate of 4.44%, inclusive of the impact of these interest rate swap instruments and amortization of the related premium. See also Note 18 for a discussion of the impact of the related interest rate swap instruments.
Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) Daily SOFR (plus a 10 basis point adjustment related to SOFR transition). The applicable margin under the 2028 Term Loan ranges from 0.85% to 1.65% for Daily SOFR loans and is based on the credit ratings of DOC DR OP Sub. Based on the Company’s credit ratings as of September 30, 2025, and inclusive of the adjustment related to SOFR transition, the margin on the 2028 Term Loan was 1.00%.
In October 2025, the Company executed an amendment to the 2028 Term Loan to remove the adjustment related to SOFR transition from the determination of the margin.
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
Bank Line of Credit and Term Loans
Revolving Facility
On May 23, 2019, the Company executed a $2.5 billion unsecured revolving line of credit facility, with a maturity date of May 23, 2023 and two six-month extension options, subject to certain customary conditions. In September 2021, the Company executed an amended and restated unsecured revolving line of credit (the “Revolving Facility”) to increase total revolving commitments from $2.5 billion to $3.0 billion and extend the maturity date to January 20, 2026 with two six-month extension options, subject to certain customary conditions. On February 10, 2023, the Company executed an amendment to the Revolving Facility to convert the interest rate benchmark from the London Interbank Offered Rate (“LIBOR”) to SOFR. On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Revolving Facility to, among other things, join DOC DR Holdco and DOC DR OP Sub as guarantors of Healthpeak OP’s obligations under the Revolving Facility. In December 2024, the Company amended and restated its Revolving Facility to extend the maturity date to January 19, 2029. This maturity date may be further extended pursuant to two six-month extension options, subject to certain customary conditions. Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at September 30, 2025, and inclusive of a 10 basis point adjustment related to SOFR transition, the margin on the Revolving Facility was 0.88% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of September 30, 2025 and December 31, 2024, the Company had no balance outstanding under the Revolving Facility.
In October 2025, the Company executed an amendment to the Revolving Facility to, among other immaterial changes, remove the 10 basis point adjustment related to SOFR transition from the determination of the margin.
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
Loans outstanding under the 2027 Term Loans accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loans also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loans may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of September 30, 2025, and inclusive of achievement of a sustainability-linked metric and an adjustment related to SOFR transition, the margin on the 2027 Term Loans was 0.94%.
In August 2022, the Company entered into two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2027 Term Loans associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of September 30, 2025, the 2027 Term Loans had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.

On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $1.0 billion to $1.5 billion, subject to securing additional commitments, (ii) the Company borrowed senior unsecured term loans in an aggregate principal amount of $750 million with a stated maturity of five years (the “2029 Term Loan”), and (iii) DOC DR Holdco and DOC DR OP Sub were joined as guarantors of Healthpeak OP’s obligations under the Term Loan Agreement. As of September 30, 2025, the unused borrowing capacity under the Term Loan Agreement was $250 million.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of September 30, 2025, and inclusive of an adjustment related to SOFR transition, the margin on the 2029 Term Loan was 0.95%.
In January 2024, the Company entered into forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 18). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of September 30, 2025, the 2029 Term Loan had a blended fixed effective interest rate of 4.66%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
At each of September 30, 2025 and December 31, 2024, the Company had $1.25 billion of loans outstanding under the Term Loan Agreement.
In October 2025, the Company executed an amendment to the Term Loan Agreement to remove the adjustment related to SOFR transition from the determination of the margin.
The Revolving Facility, 2027 Term Loans, 2028 Term Loan, and 2029 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at September 30, 2025.
Commercial Paper Program
In September 2019, the Company established an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of September 30, 2025 and December 31, 2024, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. During each of the three months ended September 30, 2025 and 2024, the Company recognized $2 million of interest expense related to fees and amortization of debt issuance costs in connection with its Commercial Paper Program and Revolving Facility. During each of the nine months ended September 30, 2025 and 2024, the Company recognized $7 million of interest expense related to fees and amortization of debt issuance costs in connection with its Commercial Paper Program and Revolving Facility. At September 30, 2025, the Company had $368 million notes outstanding under the Commercial Paper Program, with original maturities of approximately 22 days and a weighted average interest rate of 4.36%. At December 31, 2024, the Company had $150 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 25 days and a weighted average interest rate of 4.65%.
Senior Unsecured Notes
At September 30, 2025 and December 31, 2024, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.9 billion and $6.7 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2025.

The following table summarizes the Company’s senior unsecured note issuances for the nine months ended September 30, 2025 (dollars in thousands):

Issue Date	Amount	Coupon Rate(1)	Maturity Year
February 14, 2025	$500,000	5.38%	2035
August 14, 2025	500,000	4.75%	2033
_______________________________________
(1)The effective interest rate, which includes amortization of debt discounts and debt issuance costs, is 5.56% for the senior unsecured notes issued in February 2025 and 5.02% for the senior unsecured notes issued in August 2025.
The following table summarizes the Company’s senior unsecured note repayments during the nine months ended September 30, 2025 (dollars in thousands):

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
Mortgage Debt
At September 30, 2025 and December 31, 2024, the Company had $350 million and $356 million, respectively, in aggregate principal of mortgage debt outstanding. At September 30, 2025, this mortgage debt was secured by 18 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $752 million. At December 31, 2024, this mortgage debt was secured by 19 outpatient medical buildings and 2 CCRCs, with an aggregate carrying value of $770 million.
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
During each of the three months ended September 30, 2025 and 2024, the Company made aggregate principal repayments of mortgage debt of $1 million. During the nine months ended September 30, 2025 and 2024, the Company made aggregate principal repayments of mortgage debt of $6 million and $3 million, respectively. Included in the $6 million of aggregate principal payments of mortgage debt for the nine months ended September 30, 2025 was a $4 million full principal repayment of mortgage debt secured by one outpatient medical building that matured in March 2025.
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

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2025 (dollars in thousands):

				Senior Unsecured Notes(3)		Mortgage Debt(4)
Year	Bank Line of Credit(1)	Commercial Paper(1)(2)	Term Loans	Amount	Interest Rate(5)	Amount	Interest Rate(5)	Total
2025	$—	$—	$—	$—	—%	$940	3.91%	$940
2026	—	—	—	650,000	3.40%	344,999	4.99%	994,999
2027	—	—	500,000	850,000	3.23%	842	5.11%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,775	4.51%	1,252,775
2029	—	368,125	750,000	650,000	3.65%	—	—%	1,768,125
Thereafter	—	—	—	3,900,000	4.71%	—	—%	3,900,000
	—	368,125	1,650,000	6,900,000		349,556		9,267,681
Premiums, (discounts), and debt issuance costs, net	—	—	(3,088)	(133,650)		618		(136,120)
	$—	$368,125	$1,646,912	$6,766,350		$350,174		$9,131,561
_______________________________________
(1)As of September 30, 2025, total unamortized debt issuance costs for the Revolving Facility and Commercial Paper Program were $15 million, which are recorded in other assets, net on the Consolidated Balance Sheets.
(2)Commercial Paper Program borrowings are backstopped by the availability under the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(3)Effective interest rates on the senior unsecured notes range from 1.54% to 6.87% with a weighted average effective interest rate of 4.16% and a weighted average maturity of approximately 5 years.
(4)Effective interest rates on the mortgage debt range from 3.43% to 7.03% with a weighted average effective interest rate of 4.99% and a weighted average maturity of approximately 1 year. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
(5)Represents the weighted-average effective interest rate as of the end of the applicable period, including amortization of debt premiums (discounts) and debt issuance costs.
Additionally, as of September 30, 2025, the Company had 16 outstanding letter of credit obligations totaling $16 million.
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
DownREITs and Other Partnerships
In connection with the formation of certain limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. As of September 30, 2025, the Company had indemnification agreements on a total of 28 properties within its DownREITs.
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

NOTE 12.  Equity and Redeemable Noncontrolling Interests

Dividends
On October 6, 2025, the Company’s Board of Directors declared a monthly common stock cash dividend of $0.10167 per share for each of October, November, and December 2025, payable on October 30, 2025, November 26, 2025, and December 30, 2025, respectively, to stockholders of record as of the close of business on October 17, 2025, November 14, 2025, and December 19, 2025, respectively.
During the three months ended September 30, 2025 and 2024, the Company declared and paid common stock cash dividends of $0.305 and $0.300 per share, respectively. During the nine months ended September 30, 2025 and 2024, the Company declared and paid common stock cash dividends of $0.915 and $0.900 per share, respectively.
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
At September 30, 2025, $1.5 billion of the Company’s common stock remained available for sale under the ATM Program.
ATM Forward Contracts
During each of the three and nine months ended September 30, 2025 and 2024, the Company did not utilize the forward provisions under the ATM Program.
ATM Direct Issuances
During each of the three and nine months ended September 30, 2025 and 2024, there were no direct issuances of shares of common stock under the ATM Program.
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

On July 24, 2024, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, the Company may acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended September 30, 2025, there were no repurchases of common stock under the 2024 Share Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 5.09 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $18.50 per share for a total of $94 million. At September 30, 2025, $406 million remained available for the repurchase of the Company’s common stock under the 2024 Share Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2025	December 31, 2024
Unrealized gains (losses) on derivatives, net	$(6,298)	$30,707
Supplemental Executive Retirement Plan minimum liability	(1,677)	(1,889)
Total accumulated other comprehensive income (loss)	$(7,975)	$28,818
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
During the nine months ended September 30, 2025, the Company entered into two outpatient medical development joint ventures in which the noncontrolling interest holders have a Put Option.
As of September 30, 2025, the estimated redemption value of the redeemable noncontrolling interests with currently exercisable Put Options is $15 million. The estimated redemption value of the redeemable noncontrolling interests that will become exercisable upon completion of each of the related development projects is $13 million.
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

Healthpeak OP
During each of the nine months ended September 30, 2025 and 2024, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million non-managing member units in Healthpeak OP (“OP Units”), all of which were profits interests in Healthpeak OP. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of September 30, 2025, there were approximately 4 million OP Units outstanding and 265 thousand had met the criteria for redemption. As of December 31, 2024, there were approximately 3 million OP Units outstanding and 76 thousand had met the criteria for redemption.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At each of September 30, 2025 and December 31, 2024, there were approximately 11 million DownREIT units (13 million and 14 million shares of Healthpeak common stock are issuable upon conversion, respectively) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At September 30, 2025 and December 31, 2024, the carrying value of the 11 million DownREIT units was $307 million and $310 million, respectively.
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
The Company considers the potential dilution resulting from forward agreements under its ATM Program to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. Refer to Note 12 for a discussion of the sale of shares under and settlement of forward sales agreements, of which there were none during the three and nine months ended September 30, 2025 and 2024.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator - Basic
Net income (loss)	$(109,848)	$92,738	$(20,765)	$256,631
Noncontrolling interests’ share in earnings	(7,274)	(6,866)	(21,856)	(18,036)
Net income (loss) attributable to Healthpeak Properties, Inc.	(117,122)	85,872	(42,621)	238,595
Less: Participating securities’ share in earnings	(134)	(197)	(714)	(610)
Net income (loss) applicable to common shares	$(117,256)	$85,675	$(43,335)	$237,985
Numerator - Dilutive
Net income (loss) applicable to common shares	$(117,256)	$85,675	$(43,335)	$237,985
Add: distributions on dilutive convertible units and other	—	47	—	72
Dilutive net income (loss) available to common shares	$(117,256)	$85,722	$(43,335)	$238,057
Denominator
Basic weighted average shares outstanding	694,930	699,349	696,380	667,536
Dilutive potential common shares - equity awards(1)	—	137	—	150
Dilutive potential common shares - OP Units(2)	—	660	—	410
Diluted weighted average common shares	694,930	700,146	696,380	668,096
Earnings (loss) per common share
Basic	$(0.17)	$0.12	$(0.06)	$0.36
Diluted	$(0.17)	$0.12	$(0.06)	$0.36
_______________________________________
(1)For each of the three and nine months ended September 30, 2025, the 1 million outstanding equity awards (restricted stock units and stock options) were anti-dilutive. For each of the three and nine months ended September 30, 2024, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units and stock options).
(2)For each of the three and nine months ended September 30, 2025, all 4 million outstanding OP Units were anti-dilutive. For each of the three and nine months ended September 30, 2024, represents the dilutive impact of 3 million outstanding OP Units.
For each of the three and nine months ended September 30, 2025, all 13 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive. For each of the three and nine months ended September 30, 2024, all 14 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.

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

The following table summarizes financial information for the reportable segments for the three months ended September 30, 2025 (in thousands):

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$326,561	$213,325	$150,458	$690,344
Healthpeak’s share of unconsolidated joint venture total revenues	7,327	6,834	—	14,161
Noncontrolling interests’ share of consolidated joint venture total revenues	(10,334)	—	—	(10,334)
Operating expenses(1)	(113,660)	(64,352)	(113,910)	(291,922)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,887)	(2,229)	—	(5,116)
Noncontrolling interests’ share of consolidated joint venture operating expenses	3,765	—	—	3,765
Adjustments to NOI(2)	(10,358)	(15,520)	—	(25,878)
Adjusted NOI for reportable segments	$200,414	$138,058	$36,548	$375,020
Plus: Adjustments to NOI(2)				25,878
Interest income and other				15,529
Interest expense				(76,784)
Depreciation and amortization				(262,317)
General and administrative				(19,907)
Transaction and merger-related costs				(2,420)
Impairments and loan loss reserves, net				54
Gain (loss) on sales of real estate, net				11,500
Other income (expense), net				1,160
Less: Healthpeak’s share of unconsolidated joint venture Adjusted NOI				(9,045)
Plus: Noncontrolling interests’ share of consolidated joint venture Adjusted NOI				6,569
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$65,237
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
The following table summarizes the Company’s significant expense categories by reportable segment for the three months ended September 30, 2025 (in thousands):

	Outpatient Medical	Lab	CCRC
Compensation and property management	$15,451	$8,484	$71,809
Food	—	—	6,855
Real estate taxes	25,584	19,500	4,073
Repairs and maintenance	17,848	8,966	5,461
Utilities	21,614	14,855	6,278
Other segment items(1)	33,163	12,547	19,434
Operating expenses	$113,660	$64,352	$113,910
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other administrative expense.
•CCRC – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other administrative expense.

The following table summarizes financial information for the reportable segments for the three months ended September 30, 2024 (in thousands):

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$317,659	$225,592	$142,845	$686,096
Healthpeak’s share of unconsolidated joint venture total revenues	7,065	5,242	—	12,307
Noncontrolling interests’ share of consolidated joint venture total revenues	(9,734)	—	—	(9,734)
Operating expenses(1)	(106,484)	(64,075)	(109,720)	(280,279)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,832)	(1,811)	—	(4,643)
Noncontrolling interests’ share of consolidated joint venture operating expenses	2,851	—	—	2,851
Adjustments to NOI(2)	(11,020)	(16,900)	95	(27,825)
Adjusted NOI for reportable segments	$197,505	$148,048	$33,220	$378,773
Plus: Adjustments to NOI(2)				27,825
Interest income and other				14,301
Interest expense				(74,105)
Depreciation and amortization				(280,019)
General and administrative				(23,216)
Transaction and merger-related costs				(7,134)
Impairments and loan loss reserves, net				(441)
Gain (loss) on sales of real estate, net				62,325
Other income (expense), net				982
Less: Healthpeak’s share of unconsolidated joint venture Adjusted NOI				(7,664)
Plus: Noncontrolling interests’ share of consolidated joint venture Adjusted NOI				6,883
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$98,510
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
The following table summarizes the Company’s significant expense categories by reportable segment for the three months ended September 30, 2024 (in thousands):

	Outpatient Medical	Lab	CCRC
Compensation and property management	$14,527	$7,835	$69,873
Food	—	—	6,563
Real estate taxes	23,861	19,830	3,989
Repairs and maintenance	16,241	7,768	4,692
Utilities	20,437	16,535	6,042
Other segment items(1)	31,418	12,107	18,561
Operating expenses	$106,484	$64,075	$109,720
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other administrative expense.
•CCRC – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other administrative expense.

The following table summarizes financial information for the reportable segments for the nine months ended September 30, 2025 (in thousands):

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$967,591	$640,123	$448,240	$2,055,954
Healthpeak’s share of unconsolidated joint venture total revenues	21,769	16,992	—	38,761
Noncontrolling interests’ share of consolidated joint venture total revenues	(30,327)	—	—	(30,327)
Operating expenses(1)	(324,216)	(181,412)	(335,618)	(841,246)
Healthpeak’s share of unconsolidated joint venture operating expenses	(8,576)	(5,793)	—	(14,369)
Noncontrolling interests’ share of consolidated joint venture operating expenses	9,344	—	—	9,344
Adjustments to NOI(2)	(33,253)	(42,844)	(844)	(76,941)
Adjusted NOI for reportable segments	$602,332	$427,066	$111,778	$1,141,176
Plus: Adjustments to NOI(2)				76,941
Interest income and other				47,156
Interest expense				(224,540)
Depreciation and amortization				(796,779)
General and administrative				(66,789)
Transaction and merger-related costs				(18,169)
Impairments and loan loss reserves, net				117
Gain (loss) on sales of real estate, net				13,136
Other income (expense), net				(9,658)
Less: Healthpeak’s share of unconsolidated joint venture Adjusted NOI				(24,392)
Plus: Noncontrolling interests’ share of consolidated joint venture Adjusted NOI				20,983
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$159,182
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
The following table summarizes the Company’s significant expense categories by reportable segment for the nine months ended September 30, 2025 (in thousands):

	Outpatient Medical	Lab	CCRC
Compensation and property management	$45,089	$25,071	$213,558
Food	—	—	20,080
Real estate taxes	74,963	57,510	12,905
Repairs and maintenance	48,741	24,526	15,181
Utilities	57,858	35,965	17,660
Other segment items(1)	97,565	38,340	56,234
Operating expenses	$324,216	$181,412	$335,618
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other administrative expense.
•CCRC – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other administrative expense.

The following table summarizes financial information for the reportable segments for the nine months ended September 30, 2024 (in thousands):

	Outpatient Medical	Lab	CCRC	Total
Total revenues	$888,446	$663,619	$422,512	$1,974,577
Healthpeak’s share of unconsolidated joint venture total revenues	16,707	14,404	—	31,111
Noncontrolling interests’ share of consolidated joint venture total revenues	(27,952)	(196)	—	(28,148)
Operating expenses(1)	(299,455)	(177,571)	(320,809)	(797,835)
Healthpeak’s share of unconsolidated joint venture operating expenses	(6,380)	(4,663)	—	(11,043)
Noncontrolling interests’ share of consolidated joint venture operating expenses	7,889	52	—	7,941
Adjustments to NOI(2)	(27,573)	(51,624)	(1,645)	(80,842)
Adjusted NOI for reportable segments	$551,682	$444,021	$100,058	$1,095,761
Plus: Adjustments to NOI(2)				80,842
Interest income and other				27,884
Interest expense				(209,922)
Depreciation and amortization				(782,736)
General and administrative				(73,233)
Transaction and merger-related costs				(122,113)
Impairments and loan loss reserves, net				(11,346)
Gain (loss) on sales of real estate, net				187,624
Other income (expense), net				83,502
Less: Healthpeak’s share of unconsolidated joint venture Adjusted NOI				(20,068)
Plus: Noncontrolling interests’ share of consolidated joint venture Adjusted NOI				20,207
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$276,402
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
The following table summarizes the Company’s significant expense categories by reportable segment for the nine months ended September 30, 2024 (in thousands):

	Outpatient Medical	Lab	CCRC
Compensation and property management	$40,802	$24,257	$205,979
Food	—	—	19,632
Real estate taxes	71,795	58,534	12,567
Repairs and maintenance	44,337	21,586	13,884
Utilities	52,120	38,632	16,750
Other segment items(1)	90,401	34,562	51,997
Operating expenses	$299,455	$177,571	$320,809
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other administrative expense.
•CCRC – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other administrative expense.

The following table summarizes the Company’s revenues by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2025	2024	2025	2024
Outpatient medical	$326,561	$317,659	$967,591	$888,446
Lab	213,325	225,592	640,123	663,619
CCRC	150,458	142,845	448,240	422,512
Total revenues for reportable segments	690,344	686,096	2,055,954	1,974,577
Interest income and other	15,529	14,301	47,156	27,884
Total revenues	$705,873	$700,397	$2,103,110	$2,002,461
NOTE 15.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Interest paid, net of capitalized interest	$219,686	$204,858
Income taxes paid (refunded), net	2,089	6,820
Capitalized interest	63,541	48,446
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	164,460	120,543
Increase in ROU asset in exchange for new lease liability related to operating leases	7,049	15,406
Retained investment in connection with Callan Ridge JV (see Note 8)	—	69,255
Non-cash assets and liabilities assumed in connection with the Merger (see Note 3)	—	2,927,611
Seller financing provided on disposition of real estate assets (see Note 7)	—	404,598
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning of period:
Cash and cash equivalents	$119,818	$117,635
Restricted cash	64,487	51,388
Cash, cash equivalents, and restricted cash	$184,305	$169,023
End of period:
Cash and cash equivalents	$91,038	$180,430
Restricted cash	68,694	61,615
Cash, cash equivalents, and restricted cash	$159,732	$242,045
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of September 30, 2025 and December 31, 2024, the account balances at certain institutions exceeded the FDIC insurance coverage.

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
Other Equity Investments. The Company holds certain limited partner interests in funds that make venture capital investments in various early-stage technology solutions (“Other Equity Investments”). As of September 30, 2025, the Company had an aggregate commitment of $12 million related to its Other Equity Investments and as of September 30, 2025 and December 31, 2024, the Company’s total investments aggregated $3 million and $1 million, respectively. The Other Equity Investments have been identified as VIEs. The Company’s involvement in the entities is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner and given its rights and ownership percentage, the Company has virtually no influence or control. The assets and liabilities of the entities primarily consist of its capital investments. All future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.
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
HQ Point Preferred Equity Investment. In February 2025, the Company made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California. As of September 30, 2025, the Company had funded $45 million of its investment. Current equity at risk is not sufficient to finance the entity’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments).
Loans Receivable Investments. In March 2025, the Company entered into an agreement to provide aggregate financing of $41 million to fund the development of an outpatient medical building in Dallas, Texas. The borrower entity for these investments meets the criteria of a VIE in accordance with ASC 810, Consolidation, and the Company is not the primary beneficiary of the borrower.

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at September 30, 2025 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment and Other Equity Investments	Other assets, net	$17,515
Needham Land Parcel JV and HQ Point Preferred Equity Investment	Investments in and advances to unconsolidated joint ventures	59,308
Loans Receivable Investments	Loans receivable, net	7,048
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of September 30, 2025, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at September 30, 2025 and December 31, 2024 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
DownREITs.  As of September 30, 2025 and December 31, 2024, the Company held a controlling ownership interest in and was the managing member of eight DownREITs. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Buildings and improvements	$4,707,134	$4,669,914
Development costs and construction in progress	135,076	92,710
Land and improvements	474,058	472,232
Accumulated depreciation and amortization	(895,705)	(761,759)
Net real estate	4,420,563	4,473,097
Loans receivable, net	566,552	550,829
Investments in and advances to unconsolidated joint ventures	25,481	39,946
Accounts receivable, net	23,273	17,357
Cash and cash equivalents	43,806	32,421
Restricted cash	2,885	1,029
Intangible assets, net	490,005	629,802
Assets held for sale, net(1)	35,244	—
Right-of-use asset, net	269,797	270,918
Other assets, net	180,651	173,435
Total assets	$6,058,257	$6,188,834
Liabilities
Term loans	$401,502	$401,895
Senior unsecured notes	1,164,248	1,151,801
Mortgage debt	245,691	247,776
Intangible liabilities, net	80,210	95,315
Liabilities related to assets held for sale, net(1)	11,798	—
Lease liability	195,277	193,421
Accounts payable, accrued liabilities, and other liabilities	142,859	125,688
Deferred revenue	61,217	65,358
Total liabilities	$2,302,802	$2,281,254
_______________________________________
(1)Relates to four assets classified as held for sale as of September 30, 2025. Assets held for sale, net, primarily includes: (i) net real estate of $27 million and (ii) right-of-use assets of $7 million. Liabilities related to assets held for sale, net, primarily includes: (i) lease liabilities of $9 million and (ii) deferred revenue of $3 million.

NOTE 17.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	September 30, 2025(3)		December 31, 2024(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$673,502	$688,697	$717,190	$729,637
Interest rate swap assets(2)	7,742	7,742	35,120	35,120
Bank line of credit and commercial paper(2)	368,125	368,125	150,000	150,000
Term loans(2)	1,646,912	1,646,912	1,646,043	1,646,043
Senior unsecured notes(1)	6,766,350	6,781,049	6,563,256	6,373,528
Mortgage debt(2)	350,174	348,418	356,750	350,292
Interest rate swap liabilities(2)	10,118	10,118	—	—
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
(3)During the nine months ended September 30, 2025 and year ended December 31, 2024, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 18.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At September 30, 2025, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $43 million.
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

The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	September 30, 2025	December 31, 2024
Interest rate swap assets:
April 2022	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$382	$1,050
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	680	1,870
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	2,913	7,224
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	3,767	9,122
May 2023(3)(4)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	—	4,887
January 2024(5)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	—	10,967
Total interest rate swap assets						$7,742	$35,120
Interest rate swap liabilities:
May 2023(3)(4)	May 2028	Cash flow	$400,000	3.59%	USD-SOFR w/ -5 Day Lookback	$(2,961)	$—
January 2024(5)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	(7,157)	—
Total interest rate swap liabilities						$(10,118)	$—
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
(3)Includes interest rate swap instruments acquired as part of the Merger (see Note 3). These interest rate swap instruments were redesignated as cash flow hedges on the Closing Date. As a result of the Merger, the aggregate fair value of these interest rate swap instruments was determined to be $7 million on March 1, 2024, which was recognized within other assets, net on the Consolidated Balance Sheets on the Closing Date. The aggregate fair value as of the Closing Date is being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related interest rate swap instruments. During the three months ended September 30, 2025 and 2024, the Company recognized $0.4 million and $1 million, respectively, of related amortization into interest expense. During the nine months ended September 30, 2025 and 2024, the Company recognized $1 million and $2 million, respectively, of related amortization into interest expense.
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
NOTE 19. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	September 30, 2025	December 31, 2024
Refundable entrance fees	$223,339	$236,563
Accrued construction costs	164,460	136,767
Accrued interest	57,186	76,040
Other accounts payable and accrued liabilities(1)	301,244	275,972
Accounts payable, accrued liabilities, and other liabilities	$746,229	$725,342
_______________________________________
(1)As of September 30, 2025 and December 31, 2024, includes $0.2 million and $4 million, respectively, of severance-related obligations associated with the departure of a former CEO in October 2022 that had not yet been paid.

NOTE 20. Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	September 30, 2025	December 31, 2024
Non-refundable entrance fees(1)	$652,173	$615,723
Other deferred revenue(2)	317,904	324,413
Deferred revenue	$970,077	$940,136
_______________________________________
(1)During the three and nine months ended September 30, 2025, the Company collected non-refundable entrance fees of $37 million and $108 million, respectively, and recognized amortization of $24 million and $72 million, respectively. During the three and nine months ended September 30, 2024, the Company collected non-refundable entrance fees of $34 million and $96 million, respectively, and recognized amortization of $23 million and $66 million, respectively. The amortization of non-refundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three and nine months ended September 30, 2025, the Company recognized amortization related to other deferred revenue of $13 million and $37 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized amortization related to other deferred revenue of $13 million and $40 million, respectively. The amortization of other deferred revenue is included in rental and related revenues on the Consolidated Statements of Operations.

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
At September 30, 2025, our portfolio of investments, including properties in certain of our unconsolidated joint ventures, consisted of interests in 703 properties: (i) Outpatient medical – 530 properties; (ii) Lab – 139 properties; (iii) CCRC – 15 properties; and (iv) Other non-reportable – 19 properties. The following table summarizes information for our reportable segments for the three months ended September 30, 2025 (dollars in thousands):

Segment	Adjusted NOI by Reportable Segment(1)
Outpatient medical	$200,414
Lab	138,058
CCRC	36,548
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
Higher interest rates and uncertainty in public and private equity and fixed income markets have led to increased costs and limitations on the availability of capital. In addition, higher interest rates have and could continue to adversely impact our borrowing costs, the fair value of our fixed rate instruments, transaction volume, and real estate values generally, including our real estate. We have also been affected by increased costs relating to tenant improvements and construction, which, together with higher costs of capital and tariff actions (or potential tariff actions), have adversely affected, and in the future may adversely affect, construction starts and the expected yields on our capital projects, including our developments and redevelopments.
We continuously monitor the effects of domestic and global events on our operations and financial position, and on the operations and financial position of our tenants, operators, and borrowers, to enable us to remain responsive and adaptable to the dynamic changes in our operating environment. These events include, but are not limited to, the following, any of which could negatively impact our business: inflation; recession; interest rates; challenges in the financial markets; availability of private capital and funding in the life science industry; and actions by the U.S. political administration and regulatory agencies that affect healthcare policy, life science research and innovation, labor supply, procurement and construction costs, and general economic conditions (such as budget reconciliation actions, tariff actions, changes in healthcare regulation, decreases in government funding and staffing, and immigration reform).
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
•In September 2025, we acquired a condominium interest in eight suites within an outpatient medical building in Atlanta, Georgia for $6 million.
•During the three months ended September 30, 2025, we sold two outpatient medical buildings for $27 million.

Development and Redevelopment Activities
•During the nine months ended September 30, 2025, the following projects were placed in service: (i) a portion of two outpatient medical development projects with total project costs of $32 million, (ii) two lab development buildings held in our unconsolidated Callan Ridge JV of which our share of total project costs was $63 million, (iii) one outpatient medical development project with total project costs of $38 million, (iv) a portion of one lab development project with total project costs of $36 million, (v) two lab redevelopment buildings held in our unconsolidated South San Francisco JVs of which our share of total project costs was $26 million, (vi) one outpatient medical redevelopment project with total project costs of $12 million, and (vii) two lab redevelopment projects with total project costs of $7 million.
Financing Activities
•In February 2025, we repaid $348 million aggregate principal amount of 3.40% senior unsecured notes at maturity.
•In February 2025, we issued $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035.
•In June 2025, we repaid $452 million aggregate principal amount of 4.00% senior unsecured notes at maturity.
•In August 2025, we issued $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033.
•During the nine months ended September 30, 2025, we repurchased 5.09 million shares of our common stock under the 2024 Share Repurchase Program (as defined below) at a weighted average price of $18.50 per share for a total of $94 million.
Other Activities
•In February 2025, we made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California (the “HQ Point Preferred Equity Investment”). This investment is entitled to a preferred return, and we have committed to fund up to a total investment of $50 million. As of September 30, 2025, we have funded $45 million of our total commitment.
•During the nine months ended September 30, 2025, we (i) entered into secured loans with an aggregate principal balance of $120 million, $36 million of which was funded upon closing of the loans, and (ii) entered into and funded one $4 million mezzanine loan to one of our unconsolidated joint ventures.
•During the nine months ended September 30, 2025, we entered into two outpatient medical development joint ventures.
•During the nine months ended September 30, 2025, we received full repayment of: (i) two seller financing loans receivable secured by senior housing assets with an aggregate principal balance of $106 million and (ii) the $15 million outstanding balance of one secured loan.
Dividends
The following table summarizes our common stock cash dividends declared in 2025:

Declaration Date	Record Date	Amount Per Share(1)	Dividend Payment Date
February 3	February 14	$0.30500	February 26
April 4	April 18	0.10167	April 30
April 4	May 19	0.10167	May 30
April 4	June 16	0.10167	June 27
July 7	July 18	0.10167	July 31
July 7	August 18	0.10167	August 29
July 7	September 19	0.10167	September 30
October 6	October 17	0.10167	October 30
October 6	November 14	0.10167	November 26
October 6	December 19	0.10167	December 30
_______________________________________
(1)Our Board of Directors declares our common stock cash dividends on a quarterly basis. Commencing in April 2025, our Board of Directors transitioned from paying the common stock cash dividend on a quarterly basis to a monthly basis.

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
Management believes that continued reporting of the same-store portfolio for only pre-merger Healthpeak Properties, Inc. offers minimal value to investors who are seeking to understand the operating performance and growth potential of the Combined Company. The Company was provided access to the underlying financial statements of legacy Physicians Realty Trust and other detailed information about each property, such as the acquisition date. Based on this available information, the Company was able to consistently apply its same-store definition across the combined portfolio. As a result of the Merger, approximately 97% of the combined portfolio is represented in the Merger-Combined Same-Store presentation for the outpatient medical segment for each of the three and nine months ended September 30, 2025.
For a reconciliation of Merger-Combined Same-Store to total portfolio Adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.
Nareit FFO. Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“Nareit”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate or land held for development, plus real estate-related depreciation and amortization, and adjustments to compute our share of Nareit FFO from joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of Nareit FFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. For consolidated joint ventures in which we do not own 100%, we reflect our share of the equity by adjusting our Nareit FFO to remove the third-party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro rata presentations of reconciling items included in Nareit FFO do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
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

Comparison of the Three and Nine Months Ended September 30, 2025 to the Three and Nine Months Ended September 30, 2024
Overview

The following table summarizes results for the three months ended September 30, 2025 and 2024(1) (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Net income (loss) applicable to common shares	$(117,256)	$85,675	$(202,931)
Nareit FFO	318,155	311,247	6,908
FFO as Adjusted	318,750	316,205	2,545
AFFO	291,974	295,979	(4,005)
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•other-than-temporary impairment charges on two lab unconsolidated joint ventures in 2025;
•a decrease in gain on sales of real estate related to fewer real estate dispositions in 2025;
•a decrease in Adjusted NOI generated from our outpatient medical and lab segments related to: (i) dispositions of real estate in 2024 and 2025 and (ii) assets placed into development and redevelopment in 2024 and 2025, partially offset by: (i) development and redevelopment projects placed in service during 2024 and 2025 and (ii) new leasing activity during 2024 and 2025 (including the impact to straight-line rents); and
•an increase in interest expense related to: (i) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, (ii) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, and (iii) higher borrowings under the commercial paper program.
The decrease in net income (loss) applicable to common shares was partially offset by:
•a decrease in depreciation related to dispositions of real estate in 2024 and 2025;
•a decrease in transaction and merger-related costs incurred in connection with the Merger;
•a decrease in general and administrative expenses due to: (i) lower compensation expense and (ii) merger-related synergies;
•an increase in income tax benefit related to the other-than-temporary impairment charge on the Needham Land Parcel JV;
•an increase in Adjusted NOI generated from our CCRC segment related to: (i) increased rates for resident fees and (ii) higher occupancy; and
•an increase in interest income related to: (i) secured loans funded in 2024 and 2025 and (ii) seller financing provided in connection with the disposition of two outpatient medical buildings in November 2024, partially offset by principal repayments on loans receivable in 2024 and 2025.
Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•other-than-temporary impairment charges;
•gain on sales of real estate; and
•depreciation and amortization expense.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for transaction and merger-related items, which are excluded from FFO as Adjusted.
AFFO decreased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of straight-line rents, which are excluded from AFFO, and higher AFFO capital expenditures during the period. The decrease to AFFO was partially offset by higher cash collections of non-refundable entrance fees in excess of amortization at our CCRCs.

The following table summarizes results for the nine months ended September 30, 2025 and 2024(1) (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net income (loss) applicable to common shares	$(43,335)	$237,985	$(281,320)
Nareit FFO	940,418	785,876	154,542
FFO as Adjusted	965,087	907,128	57,959
AFFO	903,977	833,281	70,696
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•other-than-temporary impairment charges on two lab unconsolidated joint ventures in 2025;
•a decrease in gain on sales of real estate related to fewer real estate dispositions in 2025;
•a decrease in gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024;
•an increase in interest expense related to: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt, (ii) borrowings under the 2029 Term Loan, which closed in March 2024, (iii) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, (iv) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, and (v) higher borrowings under the commercial paper program;
•an increase in depreciation related to: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2024 and 2025; and
•casualty-related losses recognized in 2025.
The decrease in net income (loss) applicable to common shares was partially offset by:
•a decrease in transaction and merger-related costs incurred in connection with the Merger;
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
•a decrease in income tax expense related to: (i) income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024, (ii) the tax benefit from casualty-related losses recognized in 2025, and (iii) the tax benefit related to the other-than-temporary impairment charge on the Needham Land Parcel JV;
•a decrease in loan loss reserves under the current expected credit losses model related to: (i) reserves recognized in 2024 on loans receivable acquired as part of the Merger, (ii) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable, and (iii) recoveries related to loans repaid during the nine months ended September 30, 2025;
•an increase in Adjusted NOI generated from our CCRC segment related to: (i) increased rates for resident fees and (ii) higher occupancy;
•a decrease in interest expense related to: (i) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025 and (ii) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025;
•a decrease in general and administrative expenses due to: (i) lower compensation expense and (ii) merger-related synergies.

Nareit FFO increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•other-than-temporary impairment charges;
•gain on sales of real estate;
•taxes associated with real estate dispositions;
•gain upon change of control; and
•depreciation and amortization expense.
FFO as Adjusted increased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•transaction and merger-related items;
•loan loss reserves (recoveries); and
•casualty-related charges.
AFFO increased primarily as a result of the aforementioned events impacting FFO as Adjusted, except for the impact of: (i) amortization of below market lease intangibles, (ii) amortization of deferred financing costs and debt discounts (premiums) on amounts recognized in connection with the Merger, (iii) deferred income taxes, and (iv) straight-line rents, which are excluded from AFFO. AFFO further increased as a result of higher cash collections of non-refundable entrance fees in excess of amortization at our CCRCs.
Segment Analysis
The following tables provide selected operating information for our Merger-Combined Same-Store and total property portfolio for each of our reportable segments. For the three months ended September 30, 2025, our Merger-Combined Same-Store consists of 631 properties representing properties fully operating on or prior to July 1, 2024 and that remained in operation through September 30, 2025. For the nine months ended September 30, 2025, our Merger-Combined Same-Store consists of 628 properties representing properties fully operating on or prior to January 1, 2024 and that remained in operation through September 30, 2025. Legacy Physicians Realty Trust properties that met the definition of Merger-Combined Same-Store are included in both periods presented as if they were owned by the Company for the full analysis period. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 703 and 700 properties at September 30, 2025 and 2024, respectively.

Outpatient Medical

The following table summarizes results at and for the three months ended September 30, 2025 and 2024 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental and related revenues	$315,473	$304,315	$11,158	$326,561	$317,659	$8,902
Healthpeak’s share of unconsolidated joint venture total revenues	6,970	6,883	87	7,327	7,065	262
Noncontrolling interests’ share of consolidated joint venture total revenues	(10,129)	(9,553)	(576)	(10,334)	(9,734)	(600)
Operating expenses	(107,921)	(99,414)	(8,507)	(113,660)	(106,484)	(7,176)
Healthpeak’s share of unconsolidated joint venture operating expenses	(2,750)	(2,761)	11	(2,887)	(2,832)	(55)
Noncontrolling interests’ share of consolidated joint venture operating expenses	3,765	2,851	914	3,765	2,851	914
Adjustments to NOI(2)	(10,002)	(10,738)	736	(10,358)	(11,020)	662
Adjusted NOI	$195,406	$191,583	$3,823	200,414	197,505	2,909
Less: Merger-Combined Non-SS Adjusted NOI				(5,008)	(5,922)	914
Merger-Combined SS Adjusted NOI				$195,406	$191,583	$3,823
Adjusted NOI % change			2.0%
Property count(3)	514	514		530	527
End of period occupancy(4)	91.4%	92.5%		91.3%	92.2%
Average occupancy(4)	91.5%	92.5%		91.2%	92.2%
Average occupied square feet	33,186	33,667		33,878	34,956
Average annual total revenues per occupied square foot(5)	$38	$36		$39	$36
Average annual base rent per occupied square foot(6)	$28	$25		$29	$28
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
(3)From our third quarter 2024 presentation of Merger-Combined Same-Store, we added: (i) three stabilized redevelopments placed in service, (ii) three stabilized acquisitions, (iii) and one stabilized development placed in service, and we removed: (i) five assets that were sold and (ii) one building that was placed into redevelopment.
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
Total Portfolio Adjusted NOI increased as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•Adjusted NOI from the outpatient medical buildings acquired as part of the Merger in 2024;
•increased Adjusted NOI from outpatient medical buildings acquired in 2025; and
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased Adjusted NOI from our 2024 and 2025 dispositions.

The following table summarizes results at and for the nine months ended September 30, 2025 and 2024 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental and related revenues	$932,264	$894,342	$37,922	$967,591	$888,446	$79,145
Healthpeak’s share of unconsolidated joint venture total revenues	21,073	20,221	852	21,769	16,707	5,062
Noncontrolling interests’ share of consolidated joint venture total revenues	(28,121)	(27,103)	(1,018)	(30,327)	(27,952)	(2,375)
Operating expenses	(306,044)	(294,525)	(11,519)	(324,216)	(299,455)	(24,761)
Healthpeak’s share of unconsolidated joint venture operating expenses	(8,296)	(7,627)	(669)	(8,576)	(6,380)	(2,196)
Noncontrolling interests’ share of consolidated joint venture operating expenses	8,662	7,616	1,046	9,344	7,889	1,455
Adjustments to NOI(3)	(32,355)	(26,154)	(6,201)	(33,253)	(27,573)	(5,680)
Adjusted NOI	$587,183	$566,770	$20,413	602,332	551,682	50,650
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				—	61,398	(61,398)
Less: Merger-Combined Non-SS Adjusted NOI				(15,149)	(46,310)	31,161
Merger-Combined SS Adjusted NOI				$587,183	$566,770	$20,413
Adjusted NOI % change			3.6%
Property count(5)	513	513		530	527
End of period occupancy(6)	91.4%	92.4%		91.3%	92.2%
Average occupancy(6)	92.0%	92.6%		91.6%	92.1%
Average occupied square feet	33,324	33,593		33,989	36,209
Average annual total revenues per occupied square foot(7)	$37	$36		$38	$36
Average annual base rent per occupied square foot(8)	$28	$28		$29	$29
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
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our third quarter 2024 presentation of Same-Store, we added: (i) five stabilized acquisitions and (ii) four stabilized redevelopments placed in service, and we removed: (i) five assets that were sold and (ii) one building that was placed into redevelopment.
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
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased Adjusted NOI from our 2024 and 2025 dispositions.

Lab

The following table summarizes results at and for the three months ended September 30, 2025 and 2024 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental and related revenues	$178,162	$181,087	$(2,925)	$213,325	$225,592	$(12,267)
Healthpeak’s share of unconsolidated joint venture total revenues	2,282	2,083	199	6,834	5,242	1,592
Operating expenses	(51,086)	(51,829)	743	(64,352)	(64,075)	(277)
Healthpeak’s share of unconsolidated joint venture operating expenses	(762)	(754)	(8)	(2,229)	(1,811)	(418)
Adjustments to NOI(2)	(12,499)	(10,646)	(1,853)	(15,520)	(16,900)	1,380
Adjusted NOI	$116,097	$119,941	$(3,844)	138,058	148,048	(9,990)
Less: Merger-Combined Non-SS Adjusted NOI				(21,961)	(28,107)	6,146
Merger-Combined SS Adjusted NOI				$116,097	$119,941	$(3,844)
Adjusted NOI % change			(3.2)%
Property count(3)	102	102		139	139
End of period occupancy(4)	93.2%	97.7%		93.4%	95.7%
Average occupancy(4)	93.7%	97.7%		93.8%	95.6%
Average occupied square feet	7,549	7,841		9,017	9,561
Average annual total revenues per occupied square foot(5)	$90	$89		$92	$90
Average annual base rent per occupied square foot(6)	$64	$64		$69	$67
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
(3)From our third quarter 2024 presentation of Merger-Combined Same-Store, we added: (i) four stabilized redevelopments placed in service and (ii) one stabilized development placed in service, and we removed: (i) eight buildings that were placed into redevelopment and (ii) six assets that were classified as held for sale.
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
Merger-Combined Same-Store Adjusted NOI decreased primarily as a result of the following:
•lower occupancy; partially offset by
•annual rent escalations; and
•lower operating expenses related to savings from our internalization of property management.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•decreased Adjusted NOI from our 2024 dispositions;
•decreased Adjusted NOI from buildings undergoing development and redevelopment in 2024 and 2025; and
•higher operating expenses.

The following table summarizes results at and for the nine months ended September 30, 2025 and 2024 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental and related revenues	$532,732	$519,783	$12,949	$640,123	$663,619	$(23,496)
Healthpeak’s share of unconsolidated joint venture total revenues	5,761	5,880	(119)	16,992	14,404	2,588
Noncontrolling interests’ share of consolidated joint venture total revenues	—	—	—	—	(196)	196
Operating expenses	(143,544)	(141,130)	(2,414)	(181,412)	(177,571)	(3,841)
Healthpeak’s share of unconsolidated joint venture operating expenses	(1,845)	(1,933)	88	(5,793)	(4,663)	(1,130)
Noncontrolling interests’ share of consolidated joint venture operating expenses	—	—	—	—	52	(52)
Adjustments to NOI(2)	(34,984)	(31,531)	(3,453)	(42,844)	(51,624)	8,780
Adjusted NOI	$358,120	$351,069	$7,051	427,066	444,021	(16,955)
Less: Merger-Combined Non-SS Adjusted NOI				(68,946)	(92,952)	24,006
Merger-Combined SS Adjusted NOI				$358,120	$351,069	$7,051
Adjusted NOI % change			2.0%
Property count(3)	100	100		139	139
End of period occupancy(4)	93.1%	97.7%		93.4%	95.7%
Average occupancy(4)	95.7%	97.8%		95.9%	95.9%
Average occupied square feet	7,583	7,695		9,262	9,735
Average annual total revenues per occupied square foot(5)	$89	$86		$90	$87
Average annual base rent per occupied square foot(6)	$65	$63		$68	$66
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
(3)From our third quarter 2024 presentation of Same-Store, we added: (i) three stabilized redevelopments placed in service and (ii) one stabilized development placed in service, and we removed: (i) eight buildings that were placed into redevelopment and (ii) six assets that were classified as held for sale.
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
Total Portfolio Adjusted NOI decreased primarily as a result of the following:
•decreased Adjusted NOI from our 2024 dispositions; and
•decreased Adjusted NOI from buildings undergoing development and redevelopment in 2024 and 2025; partially offset by
•the aforementioned increases to Merger-Combined Same-Store.

Continuing Care Retirement Community

The following table summarizes results at and for the three months ended September 30, 2025 and 2024 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Resident fees and services	$150,458	$142,845	$7,613	$150,458	$142,845	$7,613
Operating expenses	(113,518)	(109,163)	(4,355)	(113,910)	(109,720)	(4,190)
Adjustments to NOI(1)	—	95	(95)	—	95	(95)
Adjusted NOI	$36,940	$33,777	$3,163	36,548	33,220	3,328
Plus (less): Merger-Combined Non-SS adjustments				392	557	(165)
Merger-Combined SS Adjusted NOI				$36,940	$33,777	$3,163
Adjusted NOI % change			9.4%
Property count(2)	15	15		15	15
Average occupancy(3)	86.7%	85.2%		86.7%	85.2%
Average occupied units(4)	6,121	6,001		6,121	6,013
Average annual rent per occupied unit	$98,322	$95,215		$98,322	$95,025
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
(2)From our third quarter 2024 presentation of Merger-Combined Same-Store, no properties were added or removed.
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
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, repairs and maintenance, management fees, and other operating expenses.

The following table summarizes results at and for the nine months ended September 30, 2025 and 2024 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Resident fees and services	$448,240	$422,512	$25,728	$448,240	$422,512	$25,728
Operating expenses	(334,436)	(319,349)	(15,087)	(335,618)	(320,809)	(14,809)
Adjustments to NOI(1)	(844)	(1,642)	798	(844)	(1,645)	801
Adjusted NOI	$112,960	$101,521	$11,439	111,778	100,058	11,720
Plus (less): Merger-Combined Non-SS adjustments				1,182	1,463	(281)
Merger-Combined SS Adjusted NOI				$112,960	$101,521	$11,439
Adjusted NOI % change			11.3%
Property count(2)	15	15		15	15
Average occupancy(3)	86.3%	85.2%		86.3%	85.3%
Average occupied units(4)	6,093	6,023		6,093	6,035
Average annual rent per occupied unit	$98,088	$93,533		$98,089	$93,347
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
(2)From our third quarter 2024 presentation of Same-Store, no properties were added or removed.
(3)Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(4)Represents average occupied units as reported by the operators for the nine-month period.
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, management fees, repairs and maintenance, utilities, and other operating expenses.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Interest income and other	$15,529	$14,301	$1,228	$47,156	$27,884	$19,272
Interest expense	76,784	74,105	2,679	224,540	209,922	14,618
Depreciation and amortization	262,317	280,019	(17,702)	796,779	782,736	14,043
General and administrative	19,907	23,216	(3,309)	66,789	73,233	(6,444)
Transaction and merger-related costs	2,420	7,134	(4,714)	18,169	122,113	(103,944)
Impairments and loan loss reserves (recoveries), net	(54)	441	(495)	(117)	11,346	(11,463)
Gain (loss) on sales of real estate, net	11,500	62,325	(50,825)	13,136	187,624	(174,488)
Other income (expense), net	1,160	982	178	(9,658)	83,502	(93,160)
Income tax benefit (expense)	1,206	(1,938)	3,144	(3,256)	(18,364)	15,108
Equity income (loss) from unconsolidated joint ventures	(176,291)	(3,834)	(172,457)	(176,691)	(1,407)	(175,284)
Noncontrolling interests’ share in earnings	(7,274)	(6,866)	(408)	(21,856)	(18,036)	(3,820)
Interest income and other
Interest income and other increased for the three and nine months ended September 30, 2025 primarily as a result of: (i) secured loans funded in 2024 and 2025 and (ii) seller financing provided in connection with the disposition of two outpatient medical buildings in November 2024, partially offset by principal repayments on loans receivable in 2024 and 2025. Interest income and other further increased for the nine months ended September 30, 2025 as a result of (i) seller financing provided in connection with the disposition of 59 outpatient medical buildings in July 2024 and (ii) mezzanine and secured loans receivable acquired as part of the Merger.
Interest expense
Interest expense increased for the three months ended September 30, 2025 primarily as a result of: (i) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, (ii) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, and (iii) higher borrowings under the commercial paper program, partially offset by: (i) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025 and (ii) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025. Interest expense further increased for the nine months ended September 30, 2025 as a result of: (i) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt and (ii) borrowings under the 2029 Term Loan, which closed in March 2024.
Depreciation and amortization
Depreciation and amortization expense decreased for the three months ended September 30, 2025 primarily as a result of dispositions of real estate in 2024 and 2025, partially offset by development and redevelopment projects placed in service during 2024 and 2025. Depreciation and amortization expense increased for the nine months ended September 30, 2025 primarily as a result of assets acquired as part of the Merger.
General and administrative
General and administrative expenses decreased for the three and nine months ended September 30, 2025 primarily as a result of (i) lower compensation expense and (ii) merger-related synergies.
Transaction and merger-related costs
Transaction and merger-related costs decreased for the three and nine months ended September 30, 2025 primarily as a result of costs of combining operations with Physicians Realty Trust that were incurred in 2024. The decrease in transaction and merger-related costs for the nine months ended September 30, 2025 was partially offset by costs incurred in 2025 related to investments we are no longer pursuing.

Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the nine months ended September 30, 2025 as a result of a decrease in loan loss reserves under the current expected credit losses model, which is primarily due to (i) reserves recognized in 2024 on loans receivable acquired as part of the Merger, (ii) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable, and (iii) recoveries related to loans repaid during the nine months ended September 30, 2025, partially offset by new and extended loans during 2024 and 2025.
Gain (loss) on sales of real estate, net
Gain on sales of real estate, net decreased during the three and nine months ended September 30, 2025 as a result of (i) no dispositions of real estate during the three months ended March 31, 2025, (ii) the $3 million gain on sale of one outpatient medical land parcel which was sold during the three months ended June 30, 2025, and (iii) the $12 million gain on sales of two outpatient medical buildings which were sold during the three months ended September 30, 2025, as compared to (i) the $3 million gain on sales of two outpatient medical buildings which were sold during the three months ended March 31, 2024, (ii) the $122 million gain on sales of a portfolio of seven lab buildings and 11 outpatient medical buildings which were sold during the three months ended June 30, 2024, and (iii) the $60 million gain on sales of a portfolio of 59 outpatient medical buildings which were sold during the three months ended September 30, 2024. Refer to Note 5 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income (expense), net decreased for the nine months ended September 30, 2025 primarily as a result of a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024, partially offset by casualty-related losses recognized in 2025.
Income tax benefit (expense)
Income tax benefit increased for the three months ended September 30, 2025 primarily as a result of the income tax benefit from the other-than-temporary impairment charge on the Needham Land Parcel JV, as discussed below, partially offset by an increase in operating income associated with our CCRCs. Income tax expense decreased for the nine months ended September 30, 2025 primarily as a result of: (i) the income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024, (ii) the tax benefit from casualty-related losses recognized in 2025, and (iii) the aforementioned impacts to the income tax benefit from the other-than-temporary impairment charge affecting the three months ended September 30, 2025.
Equity income (loss) from unconsolidated joint ventures
Equity income (loss) from unconsolidated joint ventures decreased for the three and nine months ended September 30, 2025 primarily as a result of other-than-temporary impairment charges on two lab unconsolidated joint ventures, the South San Francisco JVs and the Needham Land Parcel JV, partially offset by the preferred return on the HQ Point Preferred Equity Investment.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings increased for the nine months ended September 30, 2025 primarily as a result of increased income from consolidated joint ventures acquired as part of the Merger.
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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Changes in general market and economic conditions as well as credit ratings impact our ability to access capital and directly impact our cost of capital. Our 2029 Term Loan, our two senior unsecured delayed draw term loans with an aggregate principal amount of $500 million (the “2027 Term Loans”), our 2028 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of October 22, 2025, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
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
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt increased by $416 million to $9.1 billion at September 30, 2025, when compared to December 31, 2024, primarily as a result of: (i) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, (ii) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, and (iii) a $218 million increase in notes outstanding under our commercial paper program, partially offset by the repayment upon maturity of: (i) $452 million aggregate principal amount of 4.00% senior unsecured notes and (ii) $348 million aggregate principal amount of 3.40% senior unsecured notes. See Note 10 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $28 million to $256 million at September 30, 2025, when compared to December 31, 2024, primarily as a result of construction spend on projects in development and redevelopment, partially offset by commitments on projects placed into development and redevelopment during the period.
Construction loan commitments. Our material cash requirements to provide additional principal on loans for redevelopment and capital expenditure projects increased by $36 million to $121 million at September 30, 2025, when compared to December 31, 2024. This increase was the result of outstanding commitments on secured loans executed during the nine months ended September 30, 2025, partially offset by a reduction in remaining commitments due to loan fundings and repayments during the nine months then ended. See Note 7 to the Consolidated Financial Statements for additional information.
Other investment commitments. During the nine months ended September 30, 2025, we funded $45 million of our $50 million HQ Point Preferred Equity Investment. At September 30, 2025, our remaining funding commitment related to the HQ Point Preferred Equity Investment was $5 million, which is expected to be funded in 2025. See Note 8 to the Consolidated Financial Statements for additional information. Additionally, as of September 30, 2025, we had aggregate investments of $3 million in funds that make venture capital investments in various early-stage technology solutions (“Other Equity Investments”). At September 30, 2025, our remaining funding commitment related to the Other Equity Investments was $9 million, which is expected to be funded over the next four years. See Note 16 to the Consolidated Financial Statements for additional information.

Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests increased by $25 million to $28 million at September 30, 2025, when compared to December 31, 2024. The values of these redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date. As of September 30, 2025, the estimated redemption value of the redeemable noncontrolling interests that have met the conditions for redemption is $15 million. The estimated redemption value of the redeemable noncontrolling interests that will meet the conditions for redemption upon completion of each of the related development projects is $13 million. See Note 12 to the Consolidated Financial Statements for additional information.
Distribution and Dividend Requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Code, relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. In February 2025, our Board of Directors declared an increase in the quarterly common stock cash dividend, from $0.300 to $0.305 per share, resulting in an annualized dividend of $1.220 per share. Commencing in April 2025, our Board of Directors also transitioned to a practice of paying the quarterly common stock cash dividend on a monthly basis, which are declared quarterly. Our future common stock cash dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition. There have been no other changes to our distribution and dividend requirements during the nine months ended September 30, 2025.
Off-Balance Sheet Arrangements. We own interests in certain unconsolidated joint ventures as described in Note 8 to the Consolidated Financial Statements. Four of these joint ventures have aggregate mortgage debt of $871 million, of which our share is $200 million. Except in limited circumstances, our risk of loss is limited to our investment in the applicable joint venture. Additionally, as of September 30, 2025, we had 16 outstanding letter of credit obligations totaling $16 million.
There have been no other material changes, outside of the ordinary course of business, during the nine months ended September 30, 2025 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$957,875	$786,966	$170,909
Net cash provided by (used in) investing activities	(629,053)	119,975	(749,028)
Net cash provided by (used in) financing activities	(353,395)	(833,919)	480,524
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $171 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily as a result of: (i) a decrease in merger-related costs, (ii) an increase in Adjusted NOI from properties acquired as part of the Merger and acquisitions of real estate in 2025, (iii) developments and redevelopments placed in service during 2024 and 2025, (iv) annual rent increases, and (v) new leasing and renewal activity. The increase in net cash provided by operating activities was partially offset by: (i) an increase in cash paid for interest and (ii) a decrease in Adjusted NOI from dispositions of real estate in 2024 and 2025.

Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate and repayments on loans receivable. Our net cash used in investing activities increased $749 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily as a result of the following: (i) a decrease in proceeds from sales of real estate, (ii) an increase in cash used for development and redevelopment of real estate, (iii) proceeds received from the Callan Ridge JV transaction in 2024, (iv) an increase in cash used for real estate asset acquisitions, (v) lower net repayments on loans receivable, and (vi) an increase in cash used for investments in unconsolidated joint ventures. The increase in net cash used in investing activities was partially offset by cash paid in connection with the Merger in 2024.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash used in financing activities decreased $481 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily as a result of the following: (i) higher net issuances under the commercial paper program, (ii) an increase in proceeds received from the issuances of senior unsecured notes, (iii) lower repurchases of common stock under our share repurchase programs, (iv) lower distributions to noncontrolling interests, and (v) higher contributions from noncontrolling interests. The decrease in net cash used in financing activities was partially offset by: (i) an increase in cash used to repay senior unsecured notes that reached maturity in 2025, (ii) a decrease in proceeds received from the issuance of term loans, and (iii) an increase in dividends paid on common stock.
Debt
In February 2025, we repaid $348 million aggregate principal amount of 3.40% senior unsecured notes at maturity. Also in February 2025, we issued $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035. In June 2025, we repaid $452 million aggregate principal amount of 4.00% senior unsecured notes at maturity. In August 2025, we issued $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033.
See Note 10 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 95% and 99% of our consolidated debt was fixed rate debt as of September 30, 2025 and 2024, respectively. At September 30, 2025, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.20% and 4.79%, respectively. At September 30, 2024, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.05% and 7.41%, respectively. As of September 30, 2025, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
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
Equity
At September 30, 2025, we had 695 million shares of common stock outstanding, equity totaled $8.2 billion, and our equity securities had a market value of $13.6 billion.
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
During the three and nine months ended September 30, 2025, we did not issue any shares of our common stock under any ATM program.
At September 30, 2025, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 12 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Healthpeak OP. During the nine months ended September 30, 2025, certain of our employees (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of September 30, 2025, there were approximately 4 million OP Units outstanding, and 265 thousand had met the criteria for redemption.
DownREITs. At September 30, 2025, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock. At September 30, 2025, the outstanding DownREIT units were convertible into approximately 13 million shares of our common stock.

Share Repurchase Program
On July 24, 2024, our Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace our previous program. Under the 2024 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended September 30, 2025, there were no repurchases of common stock under the 2024 Share Repurchase Program. During the nine months ended September 30, 2025, we repurchased 5.09 million shares of our common stock at a weighted average price of $18.50 per share for a total of $94 million. At September 30, 2025, $406 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) applicable to common shares	$(117,256)	$85,675	$(43,335)	$237,985
Real estate related depreciation and amortization	262,317	280,019	796,779	782,736
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	12,574	12,127	37,304	32,520
Noncontrolling interests’ share of real estate related depreciation and amortization	(3,807)	(4,534)	(12,686)	(13,705)
Loss (gain) on sales of depreciable real estate, net	(11,500)	(62,325)	(13,136)	(187,624)
Loss (gain) upon change of control, net(1)	—	430	—	(77,548)
Taxes associated with real estate dispositions(2)	—	(145)	(335)	11,512
Impairments (recoveries) of real estate, net(3)	175,827	—	175,827	—
Nareit FFO applicable to common shares	318,155	311,247	940,418	785,876
Distributions on dilutive convertible units and other	4,551	4,577	13,735	11,670
Diluted Nareit FFO applicable to common shares	$322,706	$315,824	$954,153	$797,546

Impact of adjustments to Nareit FFO:
Transaction and merger-related items(4)	$2,420	$2,725	$18,169	$108,923
Other impairments (recoveries) and other losses (gains), net(5)	(54)	441	125	11,741
Casualty-related charges (recoveries), net(6)	(1,771)	1,792	6,375	588
Total adjustments	$595	$4,958	$24,669	$121,252

FFO as Adjusted applicable to common shares	$318,750	$316,205	$965,087	$907,128
Distributions on dilutive convertible units and other	4,551	4,571	13,715	11,537
Diluted FFO as Adjusted applicable to common shares	$323,301	$320,776	$978,802	$918,665

FFO as Adjusted applicable to common shares	$318,750	$316,205	$965,087	$907,128
Stock-based compensation amortization expense	4,046	3,755	10,410	11,935
Amortization of deferred financing costs and debt discounts (premiums)	7,981	7,408	23,708	19,247
Straight-line rents	(14,282)	(10,346)	(30,836)	(32,891)
AFFO capital expenditures	(27,261)	(23,510)	(76,125)	(76,744)
CCRC entrance fees(7)	12,711	11,046	36,449	30,548
Deferred income taxes	(179)	585	4,989	2,330
Amortization of above (below) market lease intangibles, net	(8,105)	(7,887)	(28,402)	(23,325)
Other AFFO adjustments	(1,687)	(1,277)	(1,303)	(4,947)
AFFO applicable to common shares	291,974	295,979	903,977	833,281
Distributions on dilutive convertible units and other	4,550	4,576	13,735	11,671
Diluted AFFO applicable to common shares(7)	$296,524	$300,555	$917,712	$844,952
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
(3)The three and nine months ended September 30, 2025 includes other-than-temporary impairment charges on certain unconsolidated real estate joint ventures. During the three months ended September 30, 2025, we concluded that the decline in fair values of these joint ventures was other-than-temporary due to the length of time and extent of which the fair values have been less than carrying value. Other-than-temporary impairment charges on our unconsolidated joint ventures are recognized in equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(4)The three and nine months ended September 30, 2025 and 2024 include costs related to the Merger, which are primarily comprised of advisory, legal, accounting, tax, information technology, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust that were incurred during the period. The nine months ended September 30, 2025 also includes $6 million of costs incurred related to certain investments we are no longer pursuing. For the three and nine months ended September 30, 2024, these costs were partially offset by termination fee income of $4 million and $13 million, respectively, associated with Graphite Bio, Inc., which later merged with LENZ Therapeutics, Inc. in March 2024, for which the lease terms were modified to accelerate expiration of the lease to December 2024. This termination fee income is included in rental and related revenues on the Consolidated Statements of Operations, but is excluded from FFO as Adjusted.
(5)The three and nine months ended September 30, 2025 and 2024 include reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(6)Casualty-related charges (recoveries), net are recognized in other income (expense), net, equity income (loss) from unconsolidated joint ventures, and noncontrolling interests' share in earnings in the Consolidated Statements of Operations.
(7)During the year ended December 31, 2024, we changed our definition of AFFO to adjust for the non-refundable entrance fees collected in excess of (less than) the related amortization as we believe the cash collection of these fees is a more meaningful representation of the performance of the CCRC reportable segment in the determination of AFFO. Diluted AFFO applicable to common shares utilizing the prior definition for the three months ended September 30, 2025 and 2024 was $283.8 million and $289.5 million, respectively. Diluted AFFO applicable to common shares utilizing the prior definition for the nine months ended September 30, 2025 and 2024 was $881.3 million and $814.4 million, respectively.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three months ended September 30, 2025, we added additional considerations to our critical accounting estimate as described below:
Impairment of Unconsolidated Joint Ventures
On a quarterly basis, we review our equity method investments for indicators of impairment. If an equity method investment shows indicators of impairment, we compare the fair value of the equity method investment to its carrying value. When we determine a decline in fair value below carrying value is other-than-temporary, an impairment is recorded. In our evaluation, we consider various factors, including the performance of each investment, our investment strategy, and market conditions, including the impact to market rents, capitalization rates, and supply and demand for rentable space.
The fair values of our equity method investments are determined based on discounted cash flows which are subjective and consider assumptions regarding forecasted occupancy, market rents, capitalization rates, discount rates, expected capital expenditures, and land values. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.

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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At September 30, 2025, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $43 million.
Interest Rate Risk. At September 30, 2025, our exposure to interest rate risk was primarily on our variable rate debt. At September 30, 2025, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At September 30, 2025, both the fair value and carrying value of the interest rate swap assets was $8 million and both the fair value and carrying value of the interest rate swap liabilities was $10 million.
Our remaining variable rate debt at September 30, 2025 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2025, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $281 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $301 million. Additionally, at September 30, 2025, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by up to $14 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at September 30, 2025, our annual interest expense would increase by approximately $5 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control Over Financial Reporting.  During the quarter ended June 30, 2025, we completed the implementation of a new enterprise resource planning (“ERP”) system to replace our previous ERP system. The implementation resulted in considerable changes to our processes and control environment, including the implementation of new applications, interfaces, and reports. The new ERP was used during the second and third quarters of 2025, and the new and modified processes and controls implemented were used to prepare our consolidated financial statements for the three and nine months ended September 30, 2025 included in this report.
Except for those changes, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended September 30, 2025.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2025	—	$—	—	$405,831,746
August 1-31, 2025	—	—	—	405,831,746
September 1-30, 2025	—	—	—	405,831,746
	—	$—	—	$405,831,746
_______________________________________
(1)On July 24, 2024, our Board of Directors approved the 2024 Share Repurchase Program under which we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended September 30, 2025, there were no repurchases of common stock under the 2024 Share Repurchase Program. During the nine months ended September 30, 2025, we repurchased 5.09 million shares of our common stock at a weighted average price of $18.50 per share for a total of $94 million. At September 30, 2025, $406 million of our common stock remained available for repurchase under the 2024 Share Repurchase Program.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

4.1
Second Supplemental Indenture, dated August 14, 2025, by and among Healthpeak OP, LLC, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Healthpeak’s Current Report on Form 8-K filed August 14, 2025).

4.2	Form of 4.750% Senior Notes due 2033 (incorporated herein by reference to Exhibit 4.2 to Healthpeak’s Current Report on Form 8-K filed August 14, 2025).

10.1*
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 3, 2025, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., DOC DR Holdco, LLC, DOC DR, LLC, the lenders listed therein, and Bank of America, N.A., as administrative agent.

10.2*
Amendment No. 4 to Term Loan Agreement, dated as of October 3, 2025, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., DOC DR Holdco, LLC, DOC DR, LLC, the lenders listed therein, and Bank of America, N.A., as administrative agent.

10.3*
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of October 1, 2025, by and among DOC DR, LLC, DOC DR Holdco, LLC, Healthpeak Properties, Inc., Healthpeak OP, LLC, the lenders listed therein, and KeyBank National Association, as administrative agent.

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

Date: October 24, 2025	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ KELVIN O. MOSES
Kelvin O. Moses
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)