Form 10-K
period 2025-12-31
HEALTHPEAK PROPERTIES, INC.
filed 2026-02-03
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9.4 billion.
As of January 30, 2026, there were 695,043,997 shares of the registrant’s $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, have been incorporated by reference into Part III of this Report.

Healthpeak Properties, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2025

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
Risk Factors Summary
Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described in “Item 1A, Risk Factors” in this report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. As more fully set forth under “Item 1A, Risk Factors” in this report, principal risks and uncertainties that may affect our business, financial condition, or results of operations include:
•changes to regulatory, funding, staffing, trade, and other policies and actions by the U.S. political administration;
•macroeconomic trends that may increase borrowing, construction, labor, and other operating costs;
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
•environmental, social, and governance (“corporate impact”) and sustainability commitments and changing requirements, as well as stakeholder expectations;
•epidemics, pandemics, or other infectious diseases, and health and safety measures intended to reduce their spread;
•our past participation in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund and other Covid-related stimulus and relief programs;
•laws or regulations prohibiting eviction of our tenants;
•human capital risks, including the loss or limited availability of our key personnel;
•our reliance on information technology and any material failure, inadequacy, interruption, or security failure of that technology;
•the use of, or inability to use, artificial intelligence by us, our tenants, our vendors, and our investors;
•volatility, disruption, or uncertainty in the financial markets;
•increased interest rates and borrowing costs, which could impact our ability to refinance existing debt, sell properties, and conduct investment activities;
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
•adverse changes in our credit ratings;
•the pending Janus Living Offering (as defined below) may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits;
•our economic exposure to shifts in the price of Janus Living common stock and our ability to control the assets and activities of Janus Living;
•potential conflicts of interest in our relationship with Janus Living;

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
Important Information Regarding Our Disclosure to Investors
We may use our website (www.healthpeak.com) and our LinkedIn account (https://www.linkedin.com/company/healthpeak) to communicate with our investors and disclose company information. The information disclosed through those channels may be considered to be material, so investors should monitor them in addition to our press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. The contents of our website or social media channels referenced herein are not incorporated by reference into this Annual Report on Form 10-K.

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
We have a diversified portfolio of high-quality healthcare properties across three core asset classes of outpatient medical, lab, and senior housing real estate. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Under the senior housing segment, our properties are operated through RIDEA structures. We have other non-reportable segments that are comprised primarily of: (i) loans receivable, (ii) a preferred equity investment, and (iii) three other properties. These non-reportable segments have been presented on a combined basis herein.
On March 1, 2024 (the “Closing Date”), we completed our merger with Physicians Realty Trust (the “Merger”). Subsequent to the Closing Date, the “Combined Company” means Healthpeak and its subsidiaries. As a result of the Merger, we acquired 299 outpatient medical buildings. See Note 3 to the Consolidated Financial Statements for additional information.
In December 2025, we confidentially submitted a draft registration statement on Form S-11 to the SEC relating to the proposed initial public offering (the “Offering” or “Janus Living Offering”) of shares of common stock of a newly formed company, Janus Living, Inc. (“Janus Living”), which will be dedicated to senior housing and which intends to elect and qualify to be taxed as a REIT. We will contribute our 34-community, 10,422-unit senior housing portfolio to Janus Living in exchange for a majority ownership interest in Janus Living. Immediately following the Janus Living Offering, we will serve as its external manager and we intend to retain a substantial majority interest in Janus Living, with new public shareholders owning the remaining interest. Based on the anticipated ownership share and terms of the management agreement, we expect to continue to consolidate Janus Living subsequent to the Offering. We expect to complete the Offering in the first half of 2026, subject to market conditions, receipt of regulatory approvals, completion of related financings, completion of the SEC’s review, and other customary conditions.
During the fourth quarter of 2025, in connection with the planned Offering of Janus Living, our chief operating decision maker (“CODM”), the President and Chief Executive Officer (“CEO”), began evaluating our life plan communities (formerly known as continuing care retirement communities, or CCRCs) and our unconsolidated joint venture with a sovereign wealth fund that owns 19 senior housing properties (our “SWF SH JV”) as a single operating and reportable segment, referred to as senior housing. Also during the fourth quarter of 2025, two other properties were reclassified from the outpatient medical segment to the other non-reportable segments as these properties are not representative of the characteristics of the outpatient medical segment and therefore, are no longer evaluated by the CODM in conjunction with the outpatient medical properties. Also included in other non-reportable segments as of December 31, 2025 is one other property that was acquired as part of the Gateway Crossing acquisition, as described below. Accordingly, all prior period segment information has been recast to conform to the current period presentation.
At December 31, 2025, our portfolio of investments, including properties in certain of our unconsolidated joint ventures, consisted of interests in 689 properties: (i) Outpatient medical – 507 properties; (ii) Lab – 145 properties; (iii) Senior housing – 34 properties; and (iv) Other non-reportable – 3 properties. The following table summarizes information for our reportable segments for the year ended December 31, 2025 (dollars in thousands):

Segment	Adjusted NOI by Reportable Segment(1)
Outpatient medical	$795,843
Lab	567,358
Senior housing	176,741
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

For a description of our significant activities during 2025, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.
Business Strategy

Our strategy is to own, operate, and develop high-quality real estate focused on healthcare discovery and delivery. We manage our real estate portfolio for the long-term to maximize risk-adjusted returns and support the growth of our dividends. Our strategy consists of four core elements:
(i)Our real estate: Our portfolio consists of high-quality properties in desirable locations. Our portfolio is primarily focused on outpatient medical and lab buildings, favorable sectors that benefit from the universal desire for improved health, as well as life plan community and senior housing facilities, which benefit from favorable demographic trends. We have built scale and fostered deep industry relationships, two unique factors that provide us with a competitive advantage.
(ii)Our financials: We maintain a strong investment-grade balance sheet with ample liquidity as well as long-term fixed-rate debt financing with staggered maturities to reduce our exposure to interest rate volatility and refinancing risk.
(iii)Our partnerships: We work with leading pharmaceutical, biotechnology, and medical device companies, as well as healthcare delivery systems, specialty physician groups, and other healthcare service providers and senior housing operators and managers, to meet their real estate needs. We provide high-quality property management services to encourage tenants to renew, expand, and relocate into our properties, which drives increased occupancy, rental rates, and property values.
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
While we emphasize healthcare real estate ownership, we may also provide real estate secured financing to, or invest in equity or debt securities of, healthcare operators or other entities engaged in healthcare real estate ownership. We may also acquire all or substantially all of the securities or assets of other REITs, operating companies, or similar entities where such investments would be consistent with our investment strategies. We may co-invest alongside institutional or development investors through partnerships or limited liability companies. In addition, as discussed above, following the Janus Living Offering, Janus Living will be externally managed by our wholly owned indirect subsidiary under the terms of a management agreement, and we will retain a substantial majority equity interest in Janus Living.

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

Segments

Outpatient Medical
Our outpatient medical segment includes outpatient medical buildings and hospitals. Outpatient medical buildings typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space, and outpatient services such as diagnostic centers, rehabilitation clinics, and day-surgery operating rooms. While these facilities have certain similarities to commercial office buildings, they require additional plumbing, electrical, and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and specialized equipment such as x-ray machines and MRIs. Outpatient medical buildings are often built to accommodate higher structural loads for such specialized equipment and may contain vaults or other unique construction. Our outpatient medical buildings are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 79% of our outpatient medical buildings located on or adjacent to hospital campuses and 96% affiliated with hospital systems as of December 31, 2025 (based on total square feet). Occasionally, we invest in outpatient medical buildings located on hospital campuses subject to ground leases. At December 31, 2025, approximately 72% of our outpatient medical buildings were triple-net leased (based on leased square feet) with the remaining leased under gross or modified gross leases.
The following table provides information about our most significant outpatient medical tenant concentration for the year ended December 31, 2025:

Tenant	Percentage of Segment Revenues	Percentage of Total Revenues
HCA Healthcare, Inc. (HCA)	15%	7%
CommonSpirit Health	6%	3%
During the year ended December 31, 2025, we had various other outpatient medical tenants that each represented 1% or less of total revenues.
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
Lab properties are primarily configured in business park or campus settings and include multiple buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants. Our properties are located in well-established geographical markets known for scientific research and drug discovery, including San Francisco, California (59%), Boston, Massachusetts (22%), and San Diego, California (17%) (based on total square feet). At December 31, 2025, 89% of our lab properties were triple-net leased (based on leased square feet).
During the year ended December 31, 2025, we had various lab tenants that each represented 1% or less of total revenues.
Senior Housing
Our senior housing segment includes life plan communities and our SWF SH JV, an interest in an unconsolidated joint venture with a sovereign wealth fund that owns 19 senior housing assets. In January 2026, we acquired the remaining 46.5% interest in the SWF SH JV, bringing our ownership interest in these 19 senior housing properties to 100%.
Life plan communities are retirement communities that include independent living, assisted living, memory care, and skilled nursing units to provide a continuum of care in an integrated campus. Our life plan communities are owned through RIDEA structures, which is permitted by the Housing and Economic Recovery Act of 2008, and includes most of the provisions previously proposed in the REIT Investment Diversification and Empowerment Act of 2007. The services provided by our third-party manager-operators under a RIDEA structure at our properties are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicare and Medicaid.

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
The management agreements we have in RIDEA structures related to life plan communities have original terms ranging from 10 to 15 years, with mutual renewal options. There are base management fees and incentive management fees payable to our third-party operators if operating results of the RIDEA properties exceed pre-established thresholds. Conversely, there are also provisions in the management agreements that reduce management fees payable to our third-party operators if operating results do not meet certain pre-established thresholds.
Life plan communities differ from other housing and care options for seniors because they typically provide written agreements or long-term contracts between residents and the communities (frequently lasting the term of the resident’s lifetime), which offer a continuum of housing, services, and healthcare on one campus or site. Life plan communities are appealing as they allow residents to “age in place” and typically the individual is independent and in relatively good health upon entry.
The properties in our SWF SH JV are also owned through RIDEA structures and include independent living facilities and assisted living facilities, which cater to different segments of the elderly population based upon their personal needs. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments.
As third-party operators manage our RIDEA properties in exchange for the receipt of a management fee, we are not directly exposed to the credit risk of these operators in the same manner or to the same extent as a triple-net tenant.
Other non-reportable segments
At December 31, 2025, we had the following investments in our other non-reportable segments: (i) loans receivable, (ii) a preferred equity investment, and (iii) three other properties that are not representative of the characteristics of the outpatient medical and lab reportable segments discussed above.
Competition

Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, pension funds, private equity investors, sovereign funds, healthcare operators, lenders, developers, and other institutional investors, some of whom may have greater flexibility (e.g., non-REIT competitors), greater resources, and lower costs of capital than we do. Increased competition and resulting capitalization rate compression, as well as the impacts of elevated interest rates, make it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by global, national, and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation, and population trends.
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
Fraud and Abuse Enforcement
There are various extremely complex U.S. federal and state laws and regulations governing healthcare providers’ referrals, relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) U.S. federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid, or other U.S. federal or state healthcare programs; (ii) U.S. federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit or restrict the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services; (iii) U.S. federal and state physician self-referral laws (commonly referred to as the “Stark Law”), which, subject to certain exceptions, generally prohibit referrals of specifically designated health services by physicians to entities with which the physician or an immediate family member has a financial relationship; and (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Violations of U.S. healthcare fraud and abuse laws carry civil, criminal, and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement, payment suspensions, and potential exclusion from Medicare, Medicaid, or other federal or state healthcare programs. These laws are enforced by a variety of federal, state, and local agencies and in the U.S. can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions, in which individuals have tremendous financial gain in bringing a whistleblower claim as federal and state false claim acts provide that individuals receive between 15% and 30% of the money recouped. Additionally, violations of false claims acts can result in treble damages. Our tenants and operators that participate in government reimbursement programs are subject to these laws and may become the subject of governmental enforcement actions or whistleblower actions if they fail to comply with applicable laws. Additionally, the licensed operators of our U.S. long-term care facilities that participate in government reimbursement programs are required to have compliance and ethics programs that meet the requirements of federal laws and regulations relating to the Social Security Act. In our senior housing segment, we are dependent on management companies to fulfill our compliance obligations, and we have developed a program to periodically monitor compliance with such obligations. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our operators could jeopardize that operator’s business, reputation, and ability to operate.

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
Effective January 16, 2024, Medicare and Medicaid nursing facilities are required to disclose new data about the facility’s ownership, management, and the owners of real property lessors upon initial enrollment and revalidation. In addition, the nursing facilities are required to timely report any changes, including in connection with any change of ownership. The Centers for Medicare and Medicaid Services (“CMS”) defines the disclosable parties to include members of the facility’s governing body, persons, or entities who are an officer, director, member, partner, trustee, or managing employee of the facility, persons, or entities that exercise operational, financial, or managerial control, lease or sublease real property to the facility, own a direct or indirect interest of five percent or greater of the real property, or provide management or administrative services to the facility. Additionally, facilities are required to disclose whether any entity on the enrollment form is a private equity company or REIT. CMS makes the information publicly available. This disclosure requirement involves reporting extensive information and may complicate our healthcare facility operators’ efforts to comply with Medicare and Medicaid requirements. Failure to comply with the disclosure requirements could negatively affect our healthcare facility operators’ participation in Medicare and state Medicaid programs.

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
Product Approvals
While our lab tenants include some well-established companies, other tenants are less established and, in some cases, may not yet have a product approved by the Food and Drug Administration, or other regulatory authorities, for commercial sale. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry. It also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. If a lab tenant fails to obtain or experiences significant delays in obtaining such approvals, it may have a significant effect on the tenant’s operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Item 1A, Risk Factors” in this report.
Entrance Fee Communities
Our life plan communities are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit, typically consisting of a right to receive certain personal or health care services. In certain states (including the ones in which we operate) entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, the right of residents to receive a refund of their entrance fees, lien rights in favor of the residents, restrictions on change of ownership, and similar matters.
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
We maintain property insurance for all of our properties. Tenants under triple-net leases are required to provide primary property, business interruption, and liability insurance. We maintain separate general and professional liability insurance for our senior housing properties. Additionally, our corporate general liability insurance program also extends coverage for all of our properties beyond the aforementioned. We periodically review whether we or our RIDEA operators will bear responsibility for maintaining the required insurance coverage for the applicable senior housing properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.
We also maintain directors and officers liability insurance, which provides protection for claims against our directors and officers arising from their responsibilities as directors and officers. Such insurance also extends to us in certain situations.
Sustainability and Corporate Impact

We believe that corporate impact initiatives are part of our corporate responsibility, which supports our primary goal of increasing stockholder value through profitable growth. We continue to advance our commitment to sustainability, with a focus on achieving goals in each of the corporate impact dimensions. Our Board of Directors oversees corporate impact matters, with the Nominating and Corporate Governance Committee overseeing sustainability and corporate governance matters, the Audit Committee overseeing risk management, and the Compensation and Human Capital Committee overseeing human capital management. We use an integrated approach to corporate impact throughout our business to identify risks and opportunities, capture efficiencies and cost savings, and report on the issues relevant to stakeholders.
Environment: Our environmental management program strives to make our buildings more sustainable and capture cost efficiencies that ultimately benefit our investors, tenants, business partners, and other stakeholders, while reducing our carbon footprint and providing a positive impact on the communities in which we operate. We regularly assess the climate-related risks and financial impacts to our business, including transition risks, physical climate risks, potential business disruption, and regulatory requirements, and work with our property managers, operators, and tenants to implement projects to mitigate these risks and impacts. For a description of the risks associated with climate risk matters, see “Item 1A, Risk Factors” in this report.
Social: See “—Human Capital Matters” below.
Governance: Our transparent corporate governance initiatives incorporate sustainability as a critical component in achieving our business objectives and properly managing risks.
Our recent corporate impact highlights include:
•Obtained 6 new LEED certifications, 14 new ENERGY STAR certifications, 135 ENERGY STAR recertifications, and 13 ENERGY STAR NextGen certifications in 2025
•Received a Green Star rating from the Global Real Estate Sustainability Benchmark (“GRESB”) for the fourteenth consecutive year, recognizing leading sustainability performance in our sector

•Named to Newsweek’s America’s Most Responsible Companies list for the seventh consecutive year
•Named to the S&P Global Sustainability Yearbook for the tenth consecutive year
Under our “like-for-like” methodology, direct and indirect GHG emissions are compared on a year-over-year rolling basis using Scope 1 and Scope 2 GHG emissions for the properties that we have owned for two full consecutive calendar years, excluding non-stabilized developments and redevelopments in each year of the calculation. Base data utilized in the calculation of Scope 1 and Scope 2 GHG emissions is obtained from third-party invoices or estimates.
For additional information regarding our corporate impact initiatives, methodologies, and strategy, please visit our website at www.healthpeak.com/corporate-impact.
Human Capital Matters

Our employees represent our greatest asset, and as of December 31, 2025, we had 411 full-time employees. Our Board of Directors, through its Compensation and Human Capital Committee, retains oversight of human capital management, including corporate culture, talent acquisition, retention, employee satisfaction, engagement, and succession planning. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:
•Inclusion and Respect: We promote a work environment that emphasizes respect, fairness, inclusion, and dignity. We are committed to providing equal opportunity and fair treatment to all individuals based on merit, without discrimination based on race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We do not tolerate discrimination or harassment. All employees are required to attend a biennial training on unconscious bias.
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
•risks related to the pending Janus Living Offering and our relationship with Janus Living if the Janus Living Offering is completed; and
•risks related to tax, including REIT-related risks, and related to our jurisdiction of incorporation and our structure as an UPREIT.
Risks Related to Our Business and Operations

Changes to regulatory, funding, staffing, trade, and other policies and actions by the U.S. political administration could adversely affect our business operations or the operations of our tenants or operators.
Recent and ongoing changes in U.S. federal government policy have introduced uncertainty to the capital markets, as well as within our industry and the industries of our tenants and operators. These policy changes include, but are not limited to, workforce reductions at federal agencies; executive actions impacting National Institutes of Health (“NIH”) grant funding; changes to visa policies affecting the scientific workforce; efforts to cap NIH indirect cost reimbursements; tariffs and potential tariff actions; and changes to drug pricing policies. For example, recent policy shifts and administration priorities affecting research funding, drug pricing, drug review and approval processes, and tariffs, among other policies, have created uncertainty in the life science ecosystem in which our lab tenants operate. This uncertainty has adversely impacted, and in the future may adversely impact, the ability of life science companies obtain investor funding, which could lead to setbacks in research and development timelines, advancement of drug pipelines, or achievement of commercial viability. In addition, competitive international biotech sectors, including in China, supported by favorable regulatory conditions and costs there, may also divert research and development activity and investment away from the U.S., reducing long-term demand for domestic life science real estate. These policy shifts and other dynamics may affect our lab tenants’ ability to make rent payments to us or expand within our properties, which, as a result, could negatively impact our operating and financial results.
Furthermore, reductions in Medicaid spending and cuts to Medicaid provider rates, the expiration of health insurance subsidies under the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), other potential changes to federal reimbursement policies, and other potential policy initiatives focused on medical care, including site-neutral payments and changes to reimbursement for certain outpatient services, could reduce patient volumes, increase uncompensated care, and put downward pressure on reimbursement rates for hospitals and outpatient medical facilities, which could have an adverse effect on our tenants’, operators’, and borrowers’ liquidity, financial condition, or results of operations. In particular, reduced funding for entitlement programs such as Medicare and Medicaid could result in increased costs and fees for programs such as Medicare Advantage Plans and additional reductions in reimbursements to providers.
In general, facilities in non-expansion states face a significantly higher financial risk due to Medicare / Medicaid and Affordable Care Act provisions in the One Big Beautiful Bill Act (“OBBA”). An expansion state is a U.S. state that chose to expand its Medicaid program under the Affordable Care Act, thereby extending coverage to nearly all low-income adults up to 138% of the federal poverty level and becoming eligible for enhanced federal funding. In contrast, a non-expansion state is a state that did not expand its Medicaid program under the Affordable Care Act. As Affordable Care Act subsidies have expired, non-expansion states with higher numbers of individuals not eligible for Medicaid who can no longer rely on purchasing coverage from the Affordable Care Act marketplace will be disproportionately affected unless the subsidies are extended. Accordingly, facilities in non-expansion states could face challenges in meeting operational costs if patients/residents lose the ability to purchase Affordable Care Act coverage. Amendments to the Affordable Care Act in whole or in part and decisions by the Centers for Medicare and Medicaid Services could impact the delivery of services and benefits under Medicare, Medicaid, or Medicare Advantage Plans and could affect our tenants and operators and the manner in which they are reimbursed by such programs. Because our outpatient medical segment depends on stable, long-term occupancy by healthcare providers, such adverse changes in U.S. healthcare policy could adversely affect our operating and financial results.
Tariffs and potential tariff actions have also led to market volatility, higher construction costs, and supply chain disruptions, which could delay or increase the cost of our development projects and impair our access to capital.

We may be negatively impacted by macroeconomic trends that may increase borrowing, construction, labor, and other operating or administrative costs for us and our tenants, operators, and borrowers.
In recent periods, many of our costs, including borrowing, construction, labor, utilities, and other operating and administrative costs, have been adversely affected by macroeconomic trends, including higher interest rates, inflation, price volatility, and changes in unemployment, among other factors. These macroeconomic trends may also negatively impact consumer confidence and spending and have been exacerbated at times by domestic and international policy shifts; uncertainty in the regulatory landscape in which we, our tenants, and our operators operate; supply chain disruptions; geopolitical conflicts; federal government deficits; and other international and domestic events impacting the macroeconomic environment. If any of these adverse macroeconomic trends continue or recur in the future, our business and results of operations may be negatively impacted.
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
If economic, financial, regulatory, or industry conditions adversely affect the life science industry, we may be unable to lease or re-lease our lab properties in a timely manner or at profitable rates or with favorable terms. In addition, because lab property infrastructure improvements are typically significantly more costly than improvements to other property types due to their highly specialized nature, and lab tenants typically require greater lease square footage relative to outpatient medical tenants, repositioning efforts would have a disproportionate adverse effect on our lab segment performance. Further, our lab investments could face decreased demand from biotech and life science companies relative to supply, and life science industry consolidation could reduce the rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments. Finally, our lab investments could also be adversely affected if the life science industry migrates from the U.S. to other countries that have seen accelerated growth in the biotech industry, or to areas outside of our primary lab markets in the greater South San Francisco, San Diego, and Boston areas.
Our lab tenants face significant regulation, funding requirements, and uncertainty.
Our lab tenants face substantial requirements for, and risks related to, the research, development, clinical testing, manufacture, and commercialization of their products and technologies, including:
•significant funding requirements, including for rent payments due to us that may not be available;
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
•economic conditions potentially restricting growth opportunities; and
•new or emerging technologies, such as artificial intelligence and automation, that introduce advanced computational technologies into tenants’ research and development programs, which could accelerate and streamline a number of research and development functions and lead to a reconfiguration in space requirements by our tenants or decrease in demand for space over time.

Our lab tenants’ ability to raise capital depends on the actual or perceived viability of their products and technologies, their financial and operating condition and outlook, and the overall financial, banking, regulatory, and economic environment. If venture capital firms, private investors, the public markets, companies in the life science industry, the government, or other sources of funding are difficult to obtain or unavailable to support our tenants’ activities, including as a result of changes to regulatory policies and actions by the U.S. political administration (including those described earlier), general economic conditions, adverse market conditions, or uncertainty that negatively impact our tenants’ ability to raise capital, our tenants’ business would be adversely affected or could fail. In addition, several of our lab tenants build upon the earlier successful research conducted at research institutions and funded by NIH grants; sustained funding cuts to NIH grants could have long-lasting impacts to the industry and impede our tenants’ ability to build on such earlier successful research. If our lab tenants’ businesses are adversely affected, they may be unable to meet their financial obligations to us or expand within our properties, which could have a material adverse effect on our business, results of operations, and financial condition.
Decreases in our tenants’, operators’, or borrowers’ revenues, or increases in their expenses, or other factors adversely affecting their ability to borrow money, could affect their ability to meet their financial and other contractual obligations to us.
Occupancy levels at, and rental income from, our outpatient medical facilities and senior housing properties depend on our ability and the ability of our tenants, operators, and borrowers to compete with respect to (i) the quality of care provided, (ii) reputation, (iii) price, (iv) the range of services offered, (v) the physical appearance of a property, (vi) family preference, (vii) referral sources, and (viii) location.
In addition, our tenants, operators, and borrowers compete with certain companies that provide similar healthcare services or alternatives such as home health agencies, telemedicine, life care at home, community-based service programs, retirement communities, and convalescent centers. There have been, and there are expected to continue to be, advances and changes in technology, payment models, healthcare delivery models, regulation, and consumer behavior, preferences, and perception that could reduce demand for on-site activities provided at our properties. If our tenants, operators, or borrowers are unable to adapt to long-term changes in demand, their financial condition could be materially impacted and our business, financial condition, and results of operations could be adversely affected.
Furthermore, these tenants, operators, and borrowers face a competitive labor market. A shortage of care givers or other trained personnel, shifts in immigration policy, union activities (including strikes, labor slowdowns, or contract negotiations), wage laws, or general inflationary pressures on wages may require our tenants, operators, and borrowers to enhance pay and benefits packages, or to use more expensive contract personnel, and they may be unable to offset these added costs by increasing the rates charged to residents or patients. An inability to attract and retain qualified personnel, including personnel possessing the expertise needed to operate in the life science, outpatient medical, and senior housing sectors, could negatively impact the ability of our tenants, operators, and borrowers to meet their obligations to us.
Our tenants, operators, and borrowers could also be adversely impacted by a bank failure or other event affecting financial institutions, including through disruptions in access to bank deposits or borrowing capacity, including access to letters of credit from certain of our tenants relating to lease obligations, and any resulting adverse effects to our tenants’, operators’, or borrowers’ liquidity or financial performance could affect their ability to meet their financial and other contractual obligations to us. Our tenants could also be adversely affected by tariffs, which could cause the import or export of materials, components, or specialized equipment they use to become prohibitively expense to use or sell.
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
A downturn in our tenants’, operators’, or borrowers’ businesses has led, and could in the future lead, to voluntary or involuntary bankruptcy or similar reorganization, restructuring, or insolvency proceedings, including assignment for the benefit of creditors, liquidation, or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator, or borrower that has filed for bankruptcy or reorganization that has, and in the future may, render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries.

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
We depend on real estate investments, particularly in the healthcare property sector, making us more vulnerable to events affecting the healthcare property sector, including a downturn or slowdown in that sector, or laws affecting REIT ownership of healthcare properties.
We concentrate our investments in the healthcare property sector. A downturn or slowdown in this sector would have a greater adverse impact on our business than if we had investments across multiple sectors, and could negatively impact the ability of our tenants, operators, and borrowers to meet their obligations to us, as well as their ability to maintain historical rental and occupancy rates, which could have a material adverse effect on our business, results of operations, and financial condition. Additionally, at various times, legislation potentially limiting REIT ownership and investment in the healthcare property sector has been introduced or is under discussion at the federal, state, and/or local level, including laws that would restrict REIT investment in the sector, reduce tax benefits for REITs that own healthcare properties, or require burdensome approvals for, or significantly delay the ability of, healthcare entities to transact with REITs. Such events impacting the healthcare property sector could have a material adverse effect on our ability to participate in the ownership of or investment in healthcare real estate, the value of our properties, or our ability to sell properties at prices or on terms acceptable or favorable to us.
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
•legal and regulatory hurdles, including moratoriums on development and redevelopment activities, climate regulatory requirements or expectations (such as net zero or carbon neutrality), or other building and energy performance requirements;
•the failure to obtain, or costs associated with obtaining, necessary zoning, entitlements, and permits;
•cost increases; and
•other factors over which we have limited or no control, including: (i) changes in market and economic conditions; (ii) decline in demand, including after construction has commenced; (iii) natural disasters and other catastrophic events or physical climate risks, such as floods, wildfires, earthquakes, and wind storms; (iv) pandemics or other health crises; (v) labor conditions, including a labor shortage or work stoppage; (vi) shortages of construction materials; (vii) environmental conditions; or (viii) civil unrest and acts of war or terrorism.
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
Although the RIDEA structure gives us certain oversight approval rights (e.g., budgets and material contracts) and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property. As a result, we have limited rights to direct or influence the business or operations of our senior housing properties, all of which are under RIDEA structures, and we depend on our operators to operate these properties in a manner that complies with applicable law, minimizes legal risk, and maximizes the value of our investment.
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
Operators of our senior housing properties primarily depend on private sources for their revenues and the ability of their patients and residents to pay fees. Costs associated with independent and assisted living services are not generally reimbursable under governmental reimbursement programs such as Medicare and Medicaid. Accordingly, our operators of these properties depend on attracting seniors with appropriate levels of income and assets, which may be affected by many factors, including: (i) prevailing economic and market trends, including general inflationary pressures; (ii) consumer confidence; (iii) demographics; (iv) property condition and safety; (v) public perception about such properties; (vi) social and environmental factors; and (vii) changes in consumer preferences (such as favoring home health services instead of residing in a senior housing community).
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
Our tenants, operators, and borrowers across our segments are subject to or impacted by extensive, frequently changing federal, state, and local laws and regulations; see “Item 1, Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need” for a discussion of certain of these laws and regulations. Unannounced surveys, inspections, or audits occur frequently, including following a regulator’s receipt of a complaint about a facility, and these surveys, inspections, and audits can result in deficiencies and further adverse action. Our tenants’, operators’, or borrowers’ failure to comply with any of the laws, regulations, or requirements applicable to them could result in: (i) loss of accreditation; (ii) denial of reimbursement; (iii) imposition of fines and civil monetary penalties; (iv) suspension or decertification from government healthcare programs; (v) civil liability; and (vi) in certain instances, suspension, or denial of admissions, criminal penalties, loss of license, or closure of the property and/or the incurrence of considerable costs arising from an investigation or regulatory action, which may have an adverse effect on properties that we own and lease to a third party tenant in our outpatient medical and lab segments, that we own and operate through a RIDEA structure in our senior housing segment, or on which we are a lender, and therefore may materially adversely impact us.
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
Transfers of senior housing properties to successor owners or operators are typically subject to regulatory approvals or ratifications, including change of ownership approvals for licensure and Medicare / Medicaid (if applicable) that are not required for transfers of other types of commercial operations and other types of real estate. Federal and state authorities have become increasingly focused on the review and potential regulation of healthcare transactions for impacts on costs, access to care, and quality, which could involve lengthy review and approval periods, enhanced disclosure obligations, impact analysis, public notices, and hearings. Such regulation could adversely impact the time and cost of completing transactions and, in certain circumstances, affect the feasibility of pursuing or completing such transactions. The sale of, or replacement of any operator at, our senior housing facilities could be delayed by the regulatory approval process of any federal, state, or local government agency necessary for the transfer of the property or the replacement of the operator licensed to manage the property, during which time the property may experience performance declines. We may also elect to use an interim licensing structure to facilitate such transfers, which structure expedites the transfer by allowing a third party to operate under our license until the required regulatory approvals are obtained, but could subject us to fines or penalties if the third party fails to comply with applicable laws and regulations and fails to indemnify us for such fines or penalties pursuant to the terms of its agreement with us.
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
Certain of our tenants, operators, and borrowers, as well as our owned assets in the senior housing segment, are affected, directly or indirectly, by a complex set of federal, state, and local laws and regulations pertaining to governmental reimbursement programs. These laws and regulations are subject to frequent and substantial changes that are sometimes applied retroactively. See “Item 1, Business—Government Regulation, Licensing and Enforcement.” For example, to the extent that our tenants, operators, or borrowers, or assets owned in our senior housing segment, receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, they are generally subject to, among other things:
•statutory and regulatory changes, including changes that impact state reimbursement programs, particularly Medicaid reimbursement and managed care payments;
•staffing and quality requirements;
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
We are unable to predict future changes to or interpretations of, or the intensity of enforcement efforts with respect to, these laws and regulations, including those that pertain to the Medicare and Medicaid programs. The failure to comply with the extensive laws, regulations, and other requirements applicable to their business and the operation of our properties could result in, among other challenges: (i) becoming ineligible to receive reimbursement from governmental reimbursement programs or being compelled to repay amounts received; (ii) becoming subject to prepayment reviews or claims for overpayments; (iii) moratoriums on admissions of new patients or residents; (iv) civil or criminal penalties; and (v) significant operational changes, including requirements to increase staffing or the scope of care given to residents. These laws and regulations are enforced by a variety of federal, state, and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or “whistleblower” actions. Any changes in the regulatory framework or the intensity or extent of governmental or private enforcement actions could have a material adverse effect on our tenants, operators, borrowers, and/or assets.

In addition, the patient driven payment model utilized by the Centers for Medicare and Medicaid Services to calculate reimbursement rates for patients in skilled nursing properties (which is among the unit types in our life plan communities) could result in decreases in payments to our operators and tenants or increase our operators’ and tenants’ costs. We cannot make any assessment as to the ultimate timing or the effect that any future changes may have on our tenants’, operators’, and borrowers’ costs of doing business, or the cost of doing business for or the assets owned in our senior housing segment, and on the amount of reimbursement by government and other third-party payors. Any significant limits on the scope of services reimbursed, reductions in reimbursement rates and fees, or increases in provider or similar types of taxes, could materially adversely affect their ability to meet their financial and contractual obligations to us.
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
In addition, significant climate changes in areas where we own property could result in extreme weather and changes in precipitation, temperature, and other weather patterns, all of which could result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions or delays in construction. Moreover, an increase in volatility and difficulty predicting adverse weather events, such as freeze events in warmer climates in recent years, as well as increased hurricane intensity, may result in additional losses. Intensifying natural disasters resulting from climate change and extreme weather events, coupled with macroeconomic factors, have directly affected the availability of insurance, premiums, deductibles, and capacity that insurers are willing to underwrite. As a result, we may determine to self-insure more of our exposures, absorb more below-deductible losses, and look for alternative means of risk transfer in order to avoid spiraling insurance costs. These events also have indirect effects on our business by increasing the costs of energy, maintenance, and snow removal at our properties. If changes in the climate have material effects, such as property destruction, or occur for extended periods, this could have a material adverse effect on business, results of operations, and financial condition.
Uninsured or underinsured losses could result in a significant loss of capital invested in a property, lower than expected future revenues, and unanticipated expenses.
A large number of our properties are located in areas exposed to earthquakes, hurricanes, windstorms, flooding, water stress, heat stress, and other common natural disasters and physical climate risks. In particular, (i) a significant portion of our lab development projects and approximately 69% of our lab portfolio (based on gross asset value as of December 31, 2025) was concentrated in California, which is known to be subject to earthquakes, wildfires, and other natural disasters, and (ii) approximately 69% of our life plan community portfolio (based on gross asset value as of December 31, 2025) was concentrated in Florida, which is known to be subject to hurricanes. While we maintain insurance coverage for earthquakes, fires, hurricanes, windstorms, floods, and other natural disasters and physical climate risks, we may be unable to purchase the limits and terms we desire on a commercially reasonable basis due to increased insurance costs or the unavailability of insurance for certain exposures in other regions. We maintain additional earthquake insurance for our properties that are located in the vicinity of active earthquake zones in amounts and with deductibles we believe are commercially reasonable. Because of our significant concentration in the seismically active regions of South San Francisco, California, and San Diego, California, an earthquake in these areas could damage a significant portion of our lab portfolio. Similarly, a hurricane in Florida could damage a significant portion of our life plan community portfolio. As a result, aggregate deductible amounts may be material, and our insurance coverage may be materially insufficient to cover our losses. Furthermore, there are certain exposures for which we do not purchase insurance because we do not believe it is economically feasible to do so or there is no viable insurance market.

If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose our investment in the damaged property as well as the anticipated future cash flows from such property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged. In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenues for us. Any business interruption insurance may not fully compensate the lender or us for such loss of revenue. Our insurance coverage does not include damages as a result of a pandemic, including business interruption, loss of revenue or earnings, or any related effects (e.g., increased costs related to personal protective equipment, sanitization/sterilization of surfaces and equipment, and additional staffing). Insurance coverage for pandemics is not generally available; if it does become available again, it may not be on commercially reasonable terms and we may be unable to receive insurance proceeds that would compensate us fully for our liabilities, costs, and expenses in the event of a pandemic.
Our senior housing operators also face various forms of class-action lawsuits from time to time, such as wage and hour and consumer rights actions, which generally are not covered by insurance. These class actions could result in significant defense costs, as well as settlements or verdicts that materially decrease anticipated revenues from a property and can result in the loss of a portion or all of our invested capital. We may also incur significant out-of-pocket costs associated with legal proceedings or other claims from residents and patients at our properties. Any of the foregoing risks could have a material adverse effect on our business, results of operations, and financial condition.
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
We derive a significant portion of our revenues from leasing properties pursuant to leases that generally provide for fixed rental rates, subject to annual escalations. If inflation exceeds our annual escalations, our growth and profitability may be limited.
Additionally, some of our leases provide that annual rent is modified based on changes in the Consumer Price Index or other thresholds (i.e., contingent rent escalators). If the Consumer Price Index does not increase or other applicable thresholds are not met, rental rates may not increase as anticipated or at all, which could hinder our profitability and growth. Furthermore, if economic conditions result in significant increases in the Consumer Price Index, but the escalations under our leases with contingent rent escalators are capped or the increase in the Consumer Price Index exceeds our tenants’ ability to pay, our growth and profitability may also be limited.
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
If a borrower defaults under one of our real estate related loans, we may look to exercise our rights under the loan, including acquiring title to the collateral via deed in lieu of foreclosure, foreclosure, statutory or judicial foreclosure, or commencing collection litigation. In some cases, because our collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in other operating properties, we may not have full recourse with respect to assets of that entity, or that entity may have incurred unexpected liabilities, either of which would preclude us from fully recovering our investment. Borrowers and guarantors may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies, and/or bring claims for lender liability in response to actions to enforce borrower obligations. Because many of the properties securing our mortgage loans are health care facilities, we may need to navigate and comply with various healthcare regulatory matters in a variety of states in connection with any foreclosure effort. Enforcement or collections-related costs, high loan-to-value ratios, healthcare regulatory issues or consents, or declines in the value of the property, may prevent us from realizing an amount equal to our loan balance upon enforcement or conclusion of litigation, and we may be required to record a valuation allowance for such losses. Even if we are able to successfully exercise our rights on the collateral securing our real estate-related loans, we may acquire properties for which we may be unable to expeditiously secure tenants or operators, if at all, or that are burdened with healthcare regulatory compliance issues that need to be addressed, or we may acquire equity interests that we are unable to immediately resell or otherwise liquidate due to limitations under the securities laws, either of which would adversely affect our ability to fully recover our investment. We may also determine that substantial improvements or repairs to the property are necessary in order to maximize the property’s investment potential. Alternatively, we may determine to sell a distressed loan for less than full value, in which event we may incur a loss on the investment.
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

We may invest substantial resources and time in investments or transactions that are not consummated.
We regularly review potential investments and transactions in order to maximize stockholder value. Our review process may require significant management attention, and a potential transaction could be abandoned or rejected by us or the other parties involved after we expend significant expenses, resources, and time.
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
Furthermore, with respect to our senior housing properties, all of which are operated in RIDEA structures, we generally directly bear the costs of any such increases in litigation, monitoring, reporting, and insurance due to our direct exposure to the cash flows of such properties. We are responsible for these claims, litigation, and liabilities, with limited indemnification rights against our operators, which are typically based on the gross negligence or willful misconduct by the operator. Although our leases provide us with certain information rights with respect to our tenants, one or more of our tenants may be or become party to pending litigation or investigation of which we are unaware or in which we do not have a right to participate or evaluate. In such cases, we would be unable to determine the potential impact of such litigation or investigation on our tenants or our business or results. Moreover, negative publicity of any of our operators’, property managers’, or tenants’ litigation, other legal proceedings or investigations may also negatively impact their and our reputation, resulting in lower customer demand and revenues, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

We may also be named as defendants in lawsuits arising out of our alleged actions or the alleged actions of our tenants, operators, or property managers for which such tenants, operators, or property managers may have agreed to indemnify us. Unfavorable resolution of any such litigation, including an outsized jury verdict, particularly if it exceeds our insurance policy limits or is not covered by insurance at all, or negative publicity as a result of such litigation could have a material adverse effect on our business, results of operations, and financial condition. Regardless of the outcome, litigation or other legal proceedings may result in substantial costs, disruption of our normal business operations, and the diversion of management attention. We may be unable to prevail in, or achieve a favorable settlement of, any pending or future legal action against us.
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
Although we currently carry environmental insurance on our properties in an amount that we believe is commercially reasonable and generally require our tenants and operators to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us, or the value of the contaminated property. As the owner of a site, we may also be held liable to third parties for damages and injuries resulting from environmental contamination emanating from the site. We may also experience environmental costs and liabilities arising from conditions not known to us or disrupted during development. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or paying personal injury or other claims or fines could be substantial and could have a material adverse effect on our business, results of operations, and financial condition. In addition, the presence of contamination or the failure to remediate contamination may adversely affect our ability to use, develop, sell, or lease the property or to borrow using the property as collateral.
Corporate impact and sustainability commitments and changing requirements, as well as varying stakeholder expectations, may impose additional costs and expose us to new risks.
Some investors, tenants, business partners and other stakeholders, as well as regulators and other groups, focus on our corporate impact and sustainability commitments and performance. Some investors use corporate impact factors to guide their investment strategies and, in some cases, may choose not to invest in us if our corporate impact commitment and performance do not satisfy their criteria. Similarly, some business partners or tenants may use corporate impact factors to guide their business decisions and choose not to do business with us if they believe our corporate impact or sustainability policies are inadequate. Third-party providers of corporate impact ratings have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate impact and sustainability practices are assessed are evolving, which could result in greater expectations for us to undertake costly initiatives to satisfy such new criteria. At the same time, diverging and evolving views on corporate impact from regulators and other stakeholders may result in increased scrutiny of our corporate impact practices and political, regulatory, or reputational risk.

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
We may be impacted by epidemics, pandemics, or other infectious disease outbreaks, and health and safety measures intended to reduce their spread.
Epidemics, pandemics, or widespread or localized infectious disease outbreaks, as well as other health concerns, and the health and safety measures taken to reduce the spread or lessen the impact, could cause a material disruption to our industry or deteriorate the economy as a whole. The impacts of such events could be severe and far-reaching, and may impact our operations in several ways, including: (i) tenants could experience deteriorating financial condition and be unable or unwilling to pay rent on time and in full; (ii) we may have to restructure tenants' obligations and may not be able to do so on terms that are favorable to us; (iii) inquiries and tours at our properties could decrease; (iv) move-ins, new tenanting efforts, and re-letting efforts could slow or stop altogether; (v) move-outs and potential early termination of leases thereunder could increase; (vi) operating expenses, including the costs of certain essential services or supplies, including payments to third-party contractors, service providers, and employees essential to ensure continuity in our building operations, may increase; (vii) procedures normally conducted on our properties may be disrupted, adversely affecting the economic viability of our tenants; and (viii) costs of development, including expenditures for materials utilized in construction and labor essential to complete existing developments in progress, may increase substantially.
Our past participation in the CARES Act Provider Relief Fund and other Covid-related stimulus and relief programs could subject us or our operators to disruptive government and financial audits, enforcement actions, and recovery activity.
Under the CARES Act and subsequent Covid relief legislation, Congress allocated more than $178 billion to eligible health care providers through the Public Health and Social Services Emergency Fund (the “Provider Relief Fund” or “PRF”). The U.S. Department of Health and Human Services (“HHS”) distributed PRF awards through various general and targeted distributions. We and our senior housing operators (including operators of senior housing facilities that we have subsequently disposed of) received relief funds through several distributions. PRF funds were intended to reimburse eligible providers for unreimbursed health care-related expenses and lost revenues attributable to Covid and were used only to prevent, prepare for, or respond to Covid. PRF funds received under certain targeted distributions were further limited to specific uses. Additionally, the PRF program imposed certain distribution-specific eligibility criteria and required recipients to comply with various terms and conditions. PRF program terms and conditions included limitations and requirements governing use of PRF funds, implementation of controls, retention of records, audit and reporting to governmental authorities, and other PRF program requirements, the interpretation of which could change over time. Failure to comply with program requirements may result in payment recovery or other enforcement actions. Even though no new PRF program funds were received in 2025, we may still be subject to or incur costs related to PRF compliance activities, as well as government oversight and enforcement, including post-payment recovery and recoupment and government investigations, audits, enforcement activity, and penalties. Our current and former operators may similarly be impacted. Differences in operators’ PRF policies and protocols may adversely impact availability of data and financial audits.

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
We rely on information technology networks, enterprise applications, and other information systems to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, to maintain personal identifying information and tenant and lease data, and to operate building management systems. We utilize software and cloud-based technology from third-party service providers, on whom our information systems depend. We rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission, and storage of confidential employee, tenant and customer data, including individually identifiable information relating to financial accounts, as well as building access, security, and operations. Although we have taken steps to protect the security of our information systems, with multiple layers of controls around the data maintained in those systems, our safety and security measures cannot always prevent the systems’ improper functioning or damage, or the improper access of systems or disclosure of personally identifiable information such as in the event of cyber-attacks or other cybersecurity incidents. Our third-party service providers may also experience unexpected power losses, computer system failures, or data network disruptions, negatively impacting the systems or solutions we depend on. If our third-party providers face a security incident or other interruptions, or if there is a flaw or failed software update in the third-party software used in our systems, our information systems may become disabled or inaccessible. This could limit access to our data and business information, potentially causing significant disruptions to our operations.
Furthermore, because our operators as well as other third-party service providers with whom we and they do business (including vendors, software creators and cloud solution and cybersecurity providers) also rely on the Internet, information technology networks, enterprise applications, systems, and software, some data is vulnerable to cybersecurity incidents or cybersecurity threats involving our operators and third parties with whom we or they do business. We do not control the cybersecurity systems and protocols put in place by our operators or other third parties, and such parties may have limited indemnification obligations to us, which could cause us to be negatively impacted as a result.

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
We use generative artificial intelligence and/or machine learning (collectively, “AI”) tools in our investment and capital allocation decisions and operations, including commercially available AI applications or AI features available through our existing software or technology platforms. If AI tools used by our peers to optimize decisions or operations are used more broadly or effectively than the AI tools we use, we may be competitively disadvantaged. However, while AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect our business, financial condition, and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights, and may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations governing AI use are being adopted, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. While we have adopted a governance framework concerning use of AI tools and provide training to our employees to guard against the aforementioned risks, there can be no assurance that we will realize the anticipated benefits or mitigate such risks of using AI tools.
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

The integration of AI tools in the healthcare industry may present significant opportunities and risks, including for our tenants. For example, in the life science industry, AI predictive models have the potential to be utilized broadly across various stages of drug development. Physicians in our outpatient medical portfolio may use AI tools to run comprehensive diagnostic tests. However, the adoption of AI tools also introduces a complex risk landscape for our tenants, similar to those risks described above. Moreover, the adoption of AI tools by our tenants may lead to infrastructure requirements that our buildings currently do not accommodate, such as increased power needs for high-performance computing. Infrastructure upgrades may require significant capital expenditures and could potentially impact the environmental footprint of our building operations. The adoption of AI tools by our tenants may also lead to a reconfiguration in space requirements by our tenants or decreased in demand for space over time. If we are not able to offset any material reduction in demand through leasing or re-leasing efforts, repurposing space, property dispositions, or other means, there could be a material adverse effect on our business, results of operations, and financial condition.
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
Increased interest rates and borrowing costs could materially adversely impact our business and ability to refinance existing debt, sell properties, and conduct investment activities.
U.S. government policies implemented to address inflation, including actions by the Federal Reserve System’s Federal Open Market Committee (the “FOMC”) to increase short-term interest rates, resulted in increases in interest rates in the credit markets and other impacts on the macroeconomic environment. Interest rates may remain elevated above historical levels for extended periods or rise again. The FOMC may not reduce the federal funds rate in the amounts or on the timeline currently anticipated, which could result in a higher federal funds rate for a longer period of time, or the FOMC may determine to raise the federal funds rate again, either of which would likely lead to higher short-term interest rates and the possibility of lower asset values, slowing economic growth and increasing the possibility of a recession. Further, actions by the FOMC to decrease short-term interest rates could lead to inflationary pressures.

We currently have and may incur additional debt obligations that have variable interest rates and related payments that vary with the movement of certain indices, and we may not be able to offset additional costs caused by inflation, higher interest rates, or other macroeconomic trends by passing them through, or increasing the rates we charge, to tenants and residents. These increased costs have caused, and in the future may cause, unfavorable financing terms and may hinder our ability to execute on accretive acquisitions or otherwise adversely affect our business, results of operations, and financial condition. Elevated interest rates could also negatively impact consumer spending and our tenants’, operators’, and borrowers’ businesses and future demand for our properties. In addition, elevated interest rates have lowered, and could continue to lower, the amount third parties are willing to pay for our properties, thereby negatively impacting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.
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
Our outstanding indebtedness as of December 31, 2025 was approximately $9.8 billion. We may incur additional indebtedness, which may be substantial. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt and require us to dedicate a growing portion of our cash flow to interest and principal payments. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with comparatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures, or sell properties as needed. In addition, any changes to benchmark rates, or uncertainty as to the nature of such potential changes, may increase the cost of our variable rate debt or cost of funds, adversely affect the trading market for our securities, have an unpredictable impact on the financial markets or otherwise affect our financial condition and results of operations.
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
Risks Related to the Pending Janus Living Offering and Our Relationship with Janus Living if the Janus Living Offering is Completed

The pending Janus Living Offering may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.
In December 2025, we confidentially submitted a draft registration statement on Form S-11 to the SEC relating to the proposed Janus Living Offering. Although we expect to complete the Janus Living Offering in the first half of 2026, unforeseen developments, including related to market conditions, receipt of regulatory approvals, completion of related financings, completion of the SEC’s review, and other customary closing conditions, could delay or prevent the Janus Living Offering or cause it to occur on terms or conditions that are less favorable or different than anticipated. The conditions required to complete the Janus Living Offering may not be satisfied on the timeline anticipated or at all. In addition, expenses incurred to accomplish the Janus Living Offering could be significantly higher than we currently anticipate.
We may not realize the expected benefits of the Janus Living Offering, including due to macroeconomic trends that may increase operating costs; the effects of economic conditions and market conditions in the markets in which we operate and in which Janus Living will operate; our concentration of real estate investments in the healthcare property sector and Janus Living’s planned concentration of real estate investments in the senior housing sector, which makes us and Janus Living more vulnerable to a downturn in those specific sectors than if we and Janus Living invested across multiple sectors; or a lack of recognition by the market of the value of our senior housing portfolio. In addition, the Janus Living Offering may demand significant time and attention from our senior management and employees and may divert their attention from operating and growing our business.
We will have significant economic exposure to shifts in the price of Janus Living common stock and our ability to control the assets and activities of Janus Living may be limited.
Following the Janus Living Offering, we intend to externally manage and retain a substantial majority interest in Janus Living, with new public shareholders owning the remaining interest. We will also be entitled to nominate certain directors for election to Janus Living’s board of directors.
As the majority owner of Janus Living common stock, we will have a significant economic exposure to shifts in the price of Janus Living common stock, which may not correspond to the financial performance of Janus Living. As a publicly traded security, the market price and liquidity of the market for shares of Janus Living common stock may be significantly affected by numerous factors, including market volatility, some of which are beyond our control and the control of Janus Living and may not be directly related Janus Living operating performance. In the future, we may be unable to dispose of shares of Janus Living common stock on favorable terms, which may adversely affect the value we realize from our investment in Janus Living.
In addition, if we were to cease to serve as external manager to Janus Living, our ability to control the assets and activities of Janus Living may be limited. In such case, we may not be able to effectively mitigate our exposure to Janus Living’s financial condition and performance, which could adversely impact our business, results of operations and financial condition.

There are conflicts of interest in our relationship with Janus Living and our officers and/or directors who are also officers and/or directors of Janus Living.
We may be subject to conflicts of interest arising out of our relationship with Janus Living and our officers and/or directors who are also officers and/or directors of Janus Living. Transactions between us and Janus Living are subject to approval by the independent members of the board of directors of Janus Living.
Conflicts may include, without limitation conflicts arising from: the entry into transactions between us and Janus Living; enforcement of agreements between us and Janus Living; termination of the management agreement with Janus Living; and the amount of time that our officers and employees spend on our affairs versus Janus Living’s affairs. Our directors and officers have duties to our company under applicable Maryland law, and our directors and officers who are also directors or officers of Janus Living also have duties to Janus Living under applicable Maryland law. Those duties may come in conflict from time to time. Janus Living’s manager is our wholly owned indirect subsidiary. Our interests, as well as the interests of our stockholders, may differ from the interests of Janus Living’s stockholders in certain respects. In this regard, sales or other dispositions of Janus Living’s properties may have adverse tax implications for us, our affiliates and/or stockholders.
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
We acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for units in our DownREITs or Healthpeak OP. In connection with these transactions, our DownREITs have entered and, with Healthpeak OP, may in the future enter into tax protection agreements that enable contributing partners to defer the recognition of taxable gain resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements even though it may otherwise be in our stockholders’ best interests to do so. In addition, under these agreements, we may be required to maintain a minimum level of indebtedness throughout the term of the agreements regardless of whether such debt levels are otherwise required to operate our business. Physicians Realty Trust and Physicians Realty L.P. (the “Physicians Partnership”) had also entered into similar tax protection arrangements with certain third parties and, as a result of the Merger, we inherited the obligations under such arrangements.
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
We have not identified risks from known cybersecurity threats within the prior three fiscal years, including as a result of any prior cybersecurity incident, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Please refer to “Item 1A, Risk Factors” in this report for additional information about certain ongoing risks related to our information technology that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
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

Properties

The following table summarizes our consolidated property investments as of and for the year ended December 31, 2025 (square feet and dollars in thousands):

Facility Location	Number of Facilities	Capacity(1)	Gross Asset Value(2)	Real Estate Revenues(3)	Operating Expenses
Outpatient medical:		(Sq. Ft.)
Texas	94	9,067	$2,040,402	$323,402	$(111,949)
Florida	35	2,027	540,870	80,411	(27,457)
Tennessee	25	2,303	454,341	77,128	(25,850)
Colorado	23	1,516	441,756	61,171	(32,851)
Georgia	15	1,386	444,275	58,944	(19,593)
Kentucky	21	2,014	380,975	68,314	(22,151)
Other (35 states)	273	16,269	4,564,352	604,135	(184,290)
Total outpatient medical	486	34,582	$8,866,971	$1,273,505	$(424,141)
Lab:		(Sq. Ft.)
California	112	8,532	$6,481,573	$596,098	$(171,358)
Massachusetts	19	2,613	2,902,117	255,071	(72,528)
Other (1 state)	4	—	100	8,851	(1,273)
Total lab	135	11,145	$9,383,790	$860,020	$(245,159)
Senior housing:		(Units)
Florida	9	4,780	$1,477,423	$388,390	$(290,469)
Other (5 states)	6	2,287	674,697	215,599	(157,385)
Total senior housing	15	7,067	$2,152,120	$603,989	$(447,854)
Other non-reportable:		(Sq. Ft.)
Other (3 states)	3	1,025	$208,657	$23,218	$(11,945)
Total other non-reportable segments	3	1,025	$208,657	$23,218	$(11,945)

Total properties	639		$20,611,538	$2,760,732	$(1,129,099)
_______________________________________
(1)Excludes capacity associated with developments.
(2)Represents gross real estate which includes the carrying amount of real estate after adding back accumulated depreciation. Excludes gross real estate of $158 million related to six lab buildings and two outpatient medical buildings classified as held for sale.
(3)Represents the combined amount of rental and related revenues and resident fees and services.

Occupancy and Annual Rent Trends

The following table summarizes occupancy and average annual rent trends for our consolidated properties for the years ended December 31 (average occupied square feet in thousands):

	2025	2024	2023
Outpatient medical:
Average occupancy percentage(1)	92%	92%	90%
Average annual rent per square foot(2)	$38	$36	$34
Average occupied square feet	32,396	31,767	20,772
Lab:
Average occupancy percentage(1)	95%	96%	98%
Average annual rent per square foot(2)	$90	$87	$82
Average occupied square feet	8,860	9,404	10,334
Senior housing:
Average occupancy percentage(1)	87%	85%	84%
Average annual rent per occupied unit(3)	$98,776	$94,103	$88,524
Average occupied units	6,115	6,041	5,960
Other non-reportable:
Average occupancy percentage(1)	81%	85%	81%
Average annual rent per square foot(2)	$34	$31	$38
Average occupied square feet	667	664	565
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

Tenant Lease Expirations

The following table shows tenant lease expirations for the next 10 years and thereafter at our consolidated properties, assuming that none of the tenants exercise any of their renewal or purchase options, and excludes properties in our senior housing segment and assets held for sale as of December 31, 2025 (dollars and square feet in thousands):

	Expiration Year
Segment	Total	2026(1)	2027	2028	2029	2030	2031	3032	2033	2034	2035	Thereafter
Outpatient medical:
Square feet	31,619	3,531	3,017	3,956	3,104	2,966	2,952	2,805	1,545	1,530	1,745	4,468
Base rent(2)	$845,505	$104,318	$86,880	$99,113	$91,240	$83,284	$75,200	$68,311	$45,331	$40,124	$34,624	$117,080
% of segment base rent	100	12	10	12	11	10	9	8	5	5	4	14
Lab:
Square feet	9,289	552	764	578	835	1,195	1,228	817	539	984	688	1,109
Base rent(2)	$605,552	$36,221	$48,486	$32,982	$53,749	$85,643	$82,416	$58,776	$42,304	$72,830	$39,209	$52,936
% of segment base rent	100	6	8	5	9	14	14	10	7	12	6	9
Other non-reportable:
Square feet	763	164	57	47	91	106	4	85	—	66	11	132
Base rent(2)	$24,375	$7,076	$2,190	$1,205	$2,669	$3,371	$95	$3,652	$—	$1,617	$271	$2,229
% of segment base rent	100	29	9	5	11	14	—	15	—	7	1	9
Total:
Base rent(2)	$1,475,432	$147,615	$137,556	$133,300	$147,658	$172,298	$157,711	$130,739	$87,635	$114,571	$74,104	$172,245
% of total base rent	100	9	9	9	10	12	11	9	6	8	5	12
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
As of January 28, 2026, we had 6,166 stockholders of record.
Dividends (Distributions)
It has been our policy to declare quarterly dividends to common stockholders so as to comply with applicable provisions of the Code governing REITs. Commencing in April 2025, our Board of Directors transitioned to a practice of paying the quarterly common stock cash dividend on a monthly basis, which are declared quarterly. All distributions are made at the discretion of our Board of Directors in accordance with Maryland law. Distributions with respect to our common stock can be characterized for federal income tax purposes as ordinary dividends, capital gains, nondividend distributions, or a combination thereof. The following table shows the characterization of our annual common stock distributions per share:

	Year Ended December 31,
	2025	2024	2023
Ordinary dividends(1)	$0.848632	$0.720440	$0.909692
Capital gains(2)(3)	0.051744	0.295060	0.116992
Nondividend distributions	0.319654	0.184500	0.173316
	$1.220030	$1.200000	$1.200000
______________________________________
(1)For the year ended December 31, 2025, the amount includes $0.782764 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.065868 of qualified dividend income for purposes of Code Section 1(h)(11). For the year ended December 31, 2024, all $0.720440 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2023, the amount includes $0.882312 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.027380 of qualified dividend income for purposes of Code Section 1(h)(11).
(2)For the years ended December 31, 2025, 2024, and 2023, the amount includes $0.047796, $0.215960, and $0.036256, respectively, of unrecaptured Code Section 1250 gain. Pursuant to Treasury Regulation Section 1.1061-6(c), we are disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” For each of the years ended December 31, 2025, 2024 and 2023, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains.
(3)For each of the years ended December 31, 2025, 2024, and 2023, 100% of the capital gain distributions represent gains from dispositions of U.S. real property interests pursuant to Code Section 897 for foreign shareholders.
On January 4, 2026, our Board of Directors declared a monthly common stock cash dividend of $0.10167 per share for each of January, February, and March 2026, payable on January 30, 2026, February 27, 2026, and March 31, 2026, respectively, to stockholders of record as of the close of business on January 16, 2026, February 13, 2026, and March 17, 2026, respectively.
Issuer Purchases of Equity Securities

On July 24, 2024, our Board of Directors approved the 2024 Share Repurchase Program under which we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended December 31, 2025, there were no repurchases of common stock under the 2024 Share Repurchase Program. During the year ended December 31, 2025, we repurchased 5.09 million shares of our common stock at a weighted average price of $18.50 per share for a total of $94 million. At December 31, 2025, $406 million of our common stock remained available for repurchase under the 2024 Share Repurchase Program.

Performance Graph

The graph and table below compare the cumulative total return of Healthpeak, the S&P 500 Index, and the Equity REIT Index of Nareit, from January 1, 2021 to December 31, 2025. Total cumulative return is based on a $100 investment in Healthpeak common stock and in each of the indices at the close of trading on December 31, 2020 and assumes quarterly reinvestment of dividends before consideration of income taxes. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG S&P 500, EQUITY REITS AND HEALTHPEAK PROPERTIES, INC.
RATE OF RETURN TREND COMPARISON
JANUARY 1, 2021–DECEMBER 31, 2025
(JANUARY 1, 2021 = $100)
Performance Graph Total Stockholder Return

$250
$200
$150
$100
$50
$0
01/01/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
FTSE Nareit Equity REIT Index
S&P 500
Healthpeak Properties, Inc.

	December 31,
	2021	2022	2023	2024	2025
FTSE Nareit Equity REIT Index	$141.30	$106.05	$118.09	$123.90	$126.72
S&P 500	128.68	105.36	133.03	166.28	195.98
Healthpeak Properties, Inc.	123.75	89.71	74.99	81.63	69.25

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Other than retrospective updates for changes to our reportable segments as more fully described in this Form 10-K, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 4, 2025 for a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023.
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
To the extent our tenants and/or operators have experienced, or will experience, increased costs, liquidity constraints, and financing difficulties due to the foregoing macroeconomic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due, and occupancy of our properties could be adversely affected.
In addition, uncertainty in public and private equity and fixed income markets and elevated interest rates have directly led to increased costs and limitations on the availability of capital to us. Elevated interest rates have and could continue to adversely impact our borrowing costs, the fair value of our fixed rate instruments, transaction volume, and real estate values generally, including our real estate.
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

Company Highlights
Real Estate Transactions
•During the year ended December 31, 2025, we completed the Gateway Crossing acquisition where we acquired 100% of a lab building in South San Francisco, California for consideration paid, net of discounts and closing costs, of $295 million and a 50% interest in a joint venture that owns five lab buildings and one other property on the same campus (the “Gateway Crossing JV”) for consideration paid, net of discounts and closing costs, of $132 million. In January 2026, we acquired the remaining 50% interest in the Gateway Crossing JV for consideration paid, net of discounts and closing costs, of $132 million, bringing our equity ownership in these six buildings to 100%.
•During the year ended December 31, 2025, we also acquired: (i) a portfolio of three outpatient medical buildings in New York for $17 million, (ii) a lab land parcel in Cambridge, Massachusetts for $20 million, (iii) nine suites within an outpatient medical building in Atlanta, Georgia for $7 million, and (iv) an outpatient medical land parcel in Huntsville, Alabama for $7 million, and (v) formed two outpatient medical development joint ventures.
•During the year ended December 31, 2025, we sold: (i) one outpatient medical land parcel for $4 million, (ii) nine outpatient medical buildings for $160 million, and (iii) a portfolio of 16 outpatient medical buildings for $182 million.
•In January 2026, we acquired the remaining 46.5% interest in the SWF SH JV for $312 million, bringing our ownership interest in the 19 senior housing properties to 100%.
•In January 2026, we acquired one lab land parcel in Cambridge, Massachusetts for $25 million.
•In January 2026, we sold four lab buildings subject to a purchase option for $68 million.
Development and Redevelopment Activities
•During the year ended December 31, 2025, the following projects were placed in service: (i) a portion of three lab development projects with total project costs of $162 million, (ii) two outpatient medical development projects with total project costs of $73 million, (iii) two lab development buildings held in our unconsolidated Callan Ridge JV of which our share of total project costs was $63 million, (iv) a portion of two outpatient medical development projects with total project costs of $32 million, (v) two lab redevelopment buildings held in our unconsolidated South San Francisco JVs of which our share of total project costs was $26 million, (vi) three lab redevelopment projects with total project costs of $23 million, (vii) a portion of two lab redevelopment projects with total project costs of $20 million, and (viii) one outpatient medical redevelopment project with total project costs of $12 million.
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
•During the year ended December 31, 2025, we repurchased 5.09 million shares of our common stock under the 2024 Share Repurchase Program (as defined below) at a weighted average price of $18.50 per share for a total of $94 million.
•In January 2026, we made a $103 million early full repayment of mortgage debt secured by two life plan communities with original maturities in December 2026.
Other Activities
•In February 2025, we made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California (the “HQ Point Preferred Equity Investment”). This investment is entitled to a preferred return, and we had committed to fund up to a total investment of $50 million, all of which was funded as of December 31, 2025.
•During the year ended December 31, 2025, we received full repayment of two seller financing loans receivable secured by senior housing assets with an aggregate principal balance of $106 million.

•In December 2025, we confidentially submitted a draft registration statement on Form S-11 to the SEC relating to the proposed Janus Living Offering. Following the Janus Living Offering, Janus Living will be externally managed by a wholly owned indirect subsidiary of Healthpeak under the terms of a management agreement, and Healthpeak will retain a substantial majority equity interest in Janus Living, with new public shareholders owning the remaining interest. Based on the anticipated ownership share and terms of the management agreement, we expect to continue to consolidate Janus Living subsequent to the Offering. We expect to complete the Janus Living Offering in the first half of 2026, subject to market conditions, receipt of regulatory approvals, completion of related financings, completion of the SEC’s review, and other customary conditions.
Dividends
Common stock cash dividends during 2025 aggregated to $1.22 per share. Our Board of Directors declares our common stock cash dividends on a quarterly basis. Commencing in April 2025, our Board of Directors transitioned from paying the common stock cash dividend on a quarterly basis to a monthly basis. On January 4, 2026, our Board of Directors declared a monthly common stock cash dividend of $0.10167 per share for each of January, February, and March 2026, payable on January 30, 2026, February 27, 2026, and March 31, 2026, respectively, to stockholders of record as of the close of business on January 16, 2026, February 13, 2026, and March 17, 2026, respectively.
Results of Operations
We evaluate our business and allocate resources among our operating segments: (i) outpatient medical, (ii) lab, (iii) senior housing, (iv) loans receivable, (v) a preferred equity investment, and (vi) three other properties, which are comprised of two properties previously included in our outpatient medical operating segment and one property acquired in connection with the Gateway Crossing acquisition. Our reportable segments, as determined in accordance with ASC 280, Segment Reporting, are as follows: (i) outpatient medical, (ii) lab, and (iii) senior housing. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Our senior housing properties are operated through RIDEA structures. The loans receivable, preferred equity investment and the three other properties are non-reportable segments that have been presented on a combined basis herein. We evaluate performance based upon property adjusted net operating income (“Adjusted NOI” or “Cash NOI”) in each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements.
Non-GAAP Financial Measures
Adjusted NOI
Adjusted NOI is a non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measure used to evaluate the operating performance of real estate. Adjusted NOI represents real estate revenues (inclusive of rental and related revenues, resident fees and services, and government grant income and exclusive of interest income), less property level operating expenses; Adjusted NOI excludes all other financial statement amounts included in net income (loss) as presented in Note 16 to the Consolidated Financial Statements. Adjusted NOI eliminates the effects of straight-line rents, amortization of market lease intangibles, termination fees, operator transition costs, and actuarial reserves for insurance claims that have been incurred but not reported. Adjusted NOI is calculated as Adjusted NOI from consolidated properties, plus our share of Adjusted NOI from unconsolidated joint ventures (calculated by applying our actual ownership percentage for the period), less noncontrolling interests’ share of Adjusted NOI from consolidated joint ventures (calculated by applying our actual ownership percentage for the period). We utilize our share of Adjusted NOI in assessing our performance as we have various joint ventures that contribute to our performance. Our share of Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, our financial information presented in accordance with GAAP.
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
As described in Note 16 to the Consolidated Financial Statements, our CODM evaluates the performance of our operating segments based on Adjusted NOI. Certain of our operating segments are reportable segments for which we disclose Total Portfolio Adjusted NOI. For further information, including information reconciling our Adjusted NOI for reportable segments to our income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures, refer to Note 16 to the Consolidated Financial Statements.

Operating expenses generally relate to leased outpatient medical and lab buildings, as well as senior housing facilities. We generally recover all or a portion of our leased outpatient medical and lab property expenses through tenant recoveries, which are recognized within rental and related revenues.
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
Properties are included in Merger-Combined Same-Store once they are fully operating for the entirety of the comparative periods presented. A property is removed from Merger-Combined Same-Store when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event or has a planned operator transition that significantly impacts operations, or a significant tenant relocates from a Merger-Combined Same-Store property to a Merger-Combined non Same-Store property and that change results in a corresponding increase in revenue. We do not report Merger-Combined Same-Store metrics for our other non-reportable segments.
Management believes that continued reporting of the same-store portfolio for only pre-merger Healthpeak Properties, Inc. offers minimal value to investors who are seeking to understand the operating performance and growth potential of the Combined Company. The Company was provided access to the underlying financial statements of legacy Physicians Realty Trust and other detailed information about each property, such as the acquisition date. Based on this available information, the Company was able to consistently apply its same-store definition across the combined portfolio. As a result of the Merger, approximately 95% of the combined portfolio is represented in the Merger-Combined Same-Store presentation for the outpatient medical segment for the year ended December 31, 2025.
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
FFO as Adjusted. In addition, we present Nareit FFO on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction, merger, and restructuring-related costs, other impairments (recoveries) and other losses (gains), prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). These adjustments are net of tax, when applicable, and are reflective of our share of our joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FFO as Adjusted for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FFO as Adjusted to remove the third-party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. See “Nareit FFO” above for further disclosures regarding our use of pro rata share information and its limitations. Transaction, merger, and restructuring-related costs include expenses incurred as a result of mergers, acquisitions, operator transitions, severance, and other investment pursuit costs. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Other impairments (recoveries) and other losses (gains) include interest income associated with early and partial repayments of loans receivable and other losses or gains associated with non-depreciable assets including goodwill and loans receivable. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) to FFO as Adjusted and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.
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
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Overview

The following table summarizes results for the years ended December 31, 2025 and 2024(1) (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net income (loss) applicable to common shares	$70,513	$242,384	$(171,871)
Nareit FFO applicable to common shares	1,268,981	1,092,730	176,251
FFO as Adjusted applicable to common shares	1,292,256	1,231,868	60,388
AFFO applicable to common shares	1,183,568	1,140,665	42,903
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares decreased primarily as a result of the following:
•other-than-temporary impairment charges on certain lab unconsolidated joint ventures in 2025;
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
•an increase in noncontrolling interests’ share in earnings as a result of increased income from consolidated joint ventures acquired as part of the Merger;
•an increase in income tax expense related to: (i) an increase in operating income associated with our life plan communities and (ii) the tax benefit from casualty-related losses recognized in 2024; and
•an increase in depreciation related to: (i) assets acquired as part of the Merger and (ii) development and redevelopment projects placed in service during 2024 and 2025.
The decrease in net income (loss) applicable to common shares was partially offset by:
•a decrease in transaction and merger-related costs incurred in 2025 compared to 2024 in connection with the Merger;

•an increase in Adjusted NOI generated from our outpatient medical and lab segments related to: (i) assets acquired as part of the Merger, (ii) development and redevelopment projects placed in service during 2024 and 2025, and (iii) new leasing activity during 2024 and 2025 (including the impact to straight-line rents), partially offset by: (i) dispositions of real estate in 2024 and 2025 and (ii) assets placed into development and redevelopment in 2024 and 2025;
•an increase in Adjusted NOI generated from our senior housing segment related to: (i) increased rates for resident fees and (ii) higher occupancy;
•a decrease in casualty-related losses from Hurricane Milton which occurred in 2024;
•an increase in interest income related to: (i) seller financing provided in connection with the disposition of 61 outpatient medical buildings during 2024, (ii) secured loans funded in 2024 and 2025, and (iii) mezzanine and secured loans receivable acquired as part of the Merger;
•a decrease in impairment charges associated with an asset impaired under the held for sale model that was recognized in 2024;
•a decrease in loan loss reserves under the current expected credit losses model, which is primarily due to (i) reserves recognized in 2024 on loans receivable acquired as part of the Merger, (ii) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable and (iii) recoveries related to loans repaid in 2024 and 2025;
•a decrease in income tax expense related to: (i) income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024 and (ii) the income tax benefit from an other-than-temporary impairment charge on a lab unconsolidated joint venture;
•a decrease in interest expense related to: (i) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025 and (ii) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025; and
•a decrease in general and administrative expenses due to: (i) lower compensation expense and (ii) merger-related synergies.
Nareit FFO applicable to common shares increased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO applicable to common shares:
•other-than-temporary impairment charges;
•gain on sales of real estate;
•taxes associated with real estate dispositions;
•gain upon change of control; and
•depreciation and amortization expense.
FFO as Adjusted applicable to common shares increased primarily as a result of the aforementioned events impacting Nareit FFO applicable to common shares, except the following, which are excluded from FFO as Adjusted applicable to common shares:
•transaction, merger, and restructuring-related items;
•casualty-related losses; and
•loan loss reserves (recoveries).
AFFO applicable to common shares increased primarily as a result of the aforementioned events impacting FFO as Adjusted applicable to common shares, except for the impact of: (i) amortization of below market lease intangibles, (ii) amortization of deferred financing costs and debt discounts (premiums) on amounts recognized in connection with the Merger, (iii) deferred income taxes, (iv) higher AFFO capital expenditures during the period, and (v) straight-line rents, which are excluded from AFFO applicable to common shares.

Segment Analysis
The following tables provide selected operating information for our Merger-Combined Same-Store and total property portfolio for each of our reportable segments. For the year ended December 31, 2025, our Merger-Combined Same-Store consists of 597 properties representing properties fully operating on or prior to January 1, 2024 and that remained in operation through December 31, 2025. For the year ended December 31, 2024, our Merger-Combined Same-Store consists of 642 properties representing properties fully operating on or prior to January 1, 2023 and that remained in operation through December 31, 2024. Legacy Physicians Realty Trust properties that met the definition of Merger-Combined Same-Store are included in both periods presented as if they were owned by the Company for the full analysis period. See “Non-GAAP Financial Measures” above for additional information. Our total property portfolio consisted of 689, 697, and 477 properties at December 31, 2025, 2024, and 2023, respectively.
From our 2024 segment presentation in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 4, 2025, 19 properties were added to the senior housing segment as a result of a change in the reportable segment. Additionally, we removed two properties that were reclassified from the outpatient medical segment to the other non-reportable segments. Also included in other non-reportable segments as of December 31, 2025 is one other property that was acquired as part of the Gateway Crossing acquisition, as described above, which has no impact on prior period information presented for the lab segment.

Outpatient Medical

The following table summarizes results at and for the years ended December 31, 2025 and 2024 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2025	2024	Change
Rental and related revenues	$1,184,259	$1,137,015	$47,244	$1,273,505	$1,184,660	$88,845
Operating expenses	(388,368)	(373,544)	(14,824)	(424,141)	(395,105)	(29,036)
Healthpeak’s share of unconsolidated joint venture revenues less expenses	17,347	17,204	143	17,994	15,007	2,987
Noncontrolling interests’ share of consolidated joint venture revenues less expenses	(25,829)	(26,032)	203	(27,817)	(27,061)	(756)
Adjustments to NOI(3)	(41,226)	(35,652)	(5,574)	(43,698)	(38,203)	(5,495)
Adjusted NOI	$746,183	$718,991	$27,192	795,843	739,298	56,545
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				—	61,341	(61,341)
Less: Merger-Combined Non-SS Adjusted NOI				(49,660)	(81,648)	31,988
Merger-Combined SS Adjusted NOI				$746,183	$718,991	$27,192
Adjusted NOI % change			3.8%
Property count(5)	483	483		507	522
End of period occupancy(6)	92.0%	92.7%		92.0%	92.3%
Average occupancy(6)	92.2%	92.8%		91.8%	92.2%
Average occupied square feet	31,530	31,787		33,233	35,044
Average annual rent per occupied square foot(7)	$38	$36		$39	$37
Average annual base rent per occupied square foot(8)	$28	$28		$29	$29
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
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our 2024 presentation of Merger-Combined Same-Store, we added: (i) four stabilized acquisitions and (ii) four stabilized redevelopments placed in service, and we removed: (i) 22 assets that were sold, (ii) five buildings that were placed into redevelopment, and (iii) two assets that were classified as held for sale.
(6)Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(7)Average annual rent is total revenues less termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
(8)Base rent does not include tenant recoveries, additional rents in excess of floors, and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
Merger-Combined Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals;
•annual rent escalations; and
•increased percentage-based rents; partially offset by
•higher operating expenses, net of savings from our internalization of property management; and
•decreases in base rent on certain new and existing tenants.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•Adjusted NOI from the Merger-Combined Non-Same-Store outpatient medical buildings acquired as part of the Merger in 2024;
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

The following table summarizes results at and for the years ended December 31, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS(1)			Total Portfolio(2)
	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$1,176,362	$1,116,362	$60,000	$1,184,660	$732,279	$452,381
Operating expenses	(384,062)	(371,175)	(12,887)	(395,105)	(252,744)	(142,361)
Healthpeak’s share of unconsolidated joint venture revenues less expenses	16,085	15,105	980	15,007	1,844	13,163
Noncontrolling interests’ share of consolidated joint venture revenues less expenses	(26,012)	(25,216)	(796)	(27,061)	(25,152)	(1,909)
Adjustments to NOI(3)	(36,631)	(14,536)	(22,095)	(38,203)	(14,382)	(23,821)
Adjusted NOI	$745,742	$720,540	$25,202	739,298	441,845	297,453
Pre-Merger legacy Physicians Realty Trust Adjusted NOI(4)				61,341	308,918	(247,577)
Less: Merger-Combined Non-SS Adjusted NOI				(54,897)	(30,223)	(24,674)
Merger-Combined SS Adjusted NOI				$745,742	$720,540	$25,202
Adjusted NOI % change			3.5%
Property count(5)	504	504		522	296
End of period occupancy(6)	92.4%	92.6%		92.3%	90.4%
Average occupancy(6)	92.5%	92.3%		92.2%	90.4%
Average occupied square feet	32,726	32,657		35,044	20,966
Average annual rent per occupied square foot(7)	$36	$35		$37	$35
Average annual base rent per occupied square foot(8)	$28	$27		$29	$29
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
(4)Represents Adjusted NOI for legacy Physicians Realty Trust properties prior to the Closing Date.
(5)From our 2023 presentation of Merger-Combined Same-Store, we added: (i) 290 properties acquired as part of the Merger, (ii) eight stabilized developments placed in service, (iii) five stabilized redevelopments placed in service, and (iv) four stabilized acquisitions, and we removed: (i) 72 assets that were sold, (ii) two assets that were reclassified to the other non-reportable segments, and (iii) one asset that was classified as held for sale.
(6)Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(7)Average annual rent is total revenues less termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Merger-Combined Same-Store and the following Merger-Combined Non-Same-Store impacts:
•Adjusted NOI from the Merger-Combined Non-Same-Store outpatient medical buildings acquired as part of the Merger in 2024;
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•business interruption proceeds received in 2023 related to a demolished asset; and
•decreased Adjusted NOI from our 2023 and 2024 dispositions.

Lab

The following table summarizes results at and for the years ended December 31, 2025 and 2024 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2025	2024	Change
Rental and related revenues	$701,088	$682,432	$18,656	$860,020	$881,452	$(21,432)
Operating expenses	(189,985)	(185,669)	(4,316)	(245,159)	(239,620)	(5,539)
Healthpeak’s share of unconsolidated joint venture revenues less expenses	5,222	5,266	(44)	17,024	13,367	3,657
Noncontrolling interests’ share of consolidated joint venture revenues less expenses	—	—	—	(33)	(144)	111
Adjustments to NOI(2)	(44,560)	(37,211)	(7,349)	(64,494)	(64,449)	(45)
Adjusted NOI	$471,765	$464,818	$6,947	567,358	590,606	(23,248)
Less: Merger-Combined Non-SS Adjusted NOI				(95,593)	(125,788)	30,195
Merger-Combined SS Adjusted NOI				$471,765	$464,818	$6,947
Adjusted NOI % change			1.5%
Property count(3)	99	99		145	139
End of period occupancy(4)	90.1%	97.8%		88.2%	97.5%
Average occupancy(4)	94.7%	97.7%		94.8%	96.0%
Average occupied square feet	7,326	7,514		9,238	9,665
Average annual rent per occupied square foot(5)	$91	$88		$90	$87
Average annual base rent per occupied square foot(6)	$66	$64		$68	$66
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
(3)From our 2024 presentation of Merger-Combined Same-Store, we added: (i) three stabilized redevelopments placed in service and (ii) one stabilized development placed in service, and we removed: (i) six assets that were classified as held for sale and (ii) three buildings that were placed into redevelopment.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Average annual rent is total revenues less termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
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

The following table summarizes results at and for the years ended December 31, 2024 and 2023 (dollars and square feet in thousands, except per square foot data):

	Merger-Combined SS			Total Portfolio(1)
	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2024	2023	Change
Rental and related revenues	$671,796	$644,775	$27,021	$881,452	$878,326	$3,126
Operating expenses	(184,839)	(176,142)	(8,697)	(239,620)	(229,630)	(9,990)
Healthpeak’s share of unconsolidated joint venture revenues less expenses	1,429	1,469	(40)	13,367	5,832	7,535
Noncontrolling interests’ share of consolidated joint venture revenues less expenses	—	—	—	(144)	(463)	319
Adjustments to NOI(2)	(31,101)	(34,665)	3,564	(64,449)	(36,524)	(27,925)
Adjusted NOI	$457,285	$435,437	$21,848	590,606	617,541	(26,935)
Less: Merger-Combined Non-SS Adjusted NOI				(133,321)	(182,104)	48,783
Merger-Combined SS Adjusted NOI				$457,285	$435,437	$21,848
Adjusted NOI % change			5.0%
Property count(3)	104	104		139	146
End of period occupancy(4)	97.6%	97.4%		97.5%	96.9%
Average occupancy(4)	97.7%	98.2%		96.0%	97.8%
Average occupied square feet	7,719	7,759		9,665	10,524
Average annual rent per occupied square foot(5)	$84	$79		$87	$81
Average annual base rent per occupied square foot(6)	$61	$59		$66	$63
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
(3)From our 2023 presentation of Merger-Combined Same-Store, we added: (i) six stabilized developments placed in service, (ii) two stabilized redevelopments placed in service, and (iii) two buildings that previously experienced a significant tenant relocation, and we removed: (i) 15 buildings that were placed into redevelopment and (ii) seven assets that were sold.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Merger-Combined Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Average annual rent is total revenues less termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of market lease intangibles, and deferred revenues).
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
Total Portfolio Adjusted NOI decreased primarily as a result of the following:
•decreased Adjusted NOI from our 2023 and 2024 dispositions; and
•decreased Adjusted NOI from buildings placed into development and redevelopment in 2023 and 2024; partially offset by
•the aforementioned increases to Merger-Combined Same-Store.

Senior Housing

The following table summarizes results at and for the years ended December 31, 2025 and 2024 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2025	2024	Change
Resident fees and services	$603,989	$568,475	$35,514	$603,989	$568,475	$35,514
Operating expenses	(447,374)	(428,435)	(18,939)	(447,854)	(429,248)	(18,606)
Healthpeak’s share of unconsolidated joint venture revenues less expenses	—	—	—	23,068	22,303	765
Adjustments to NOI(1)	(2,492)	(3,122)	630	(2,462)	(3,024)	562
Adjusted NOI	$154,123	$136,918	$17,205	176,741	158,506	18,235
Plus (less): Merger-Combined Non-SS adjustments				(22,618)	(21,588)	(1,030)
Merger-Combined SS Adjusted NOI				$154,123	$136,918	$17,205
Adjusted NOI % change			12.6%
Property count(2)	15	15		34	34
Average occupancy(3)	86.6%	85.4%		85.6%	84.3%
Average occupied units(4)	6,115	6,041		7,578	7,473
Average annual rent per occupied unit	$98,772	$94,103		$91,506	$87,633
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
(2)From our 2024 presentation of Merger-Combined Same-Store, we removed 19 properties that have planned operator transitions that are expected to significantly impact operations. From our 2024 presentation of Total Portfolio included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 4, 2025, 19 properties were added in connection with the change in the senior housing reportable segment.
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
Merger-Combined Same-Store Adjusted NOI and Total Portfolio Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of compensation and property management, repairs and maintenance, utilities, and other operating expenses.

The following table summarizes results at and for the years ended December 31, 2024 and 2023 (dollars in thousands, except per unit data):

	Merger-Combined SS			Total Portfolio
	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2024	2023	Change
Resident fees and services	$567,261	$526,769	$40,492	$568,475	$527,417	$41,058
Government grant income(1)	—	—	—	—	184	(184)
Operating expenses	(426,922)	(411,539)	(15,383)	(429,248)	(413,472)	(15,776)
Healthpeak’s share of unconsolidated joint venture revenues less expenses	22,303	21,615	688	22,303	21,844	459
Adjustments to NOI(2)	(3,024)	(1,252)	(1,772)	(3,024)	(1,252)	(1,772)
Adjusted NOI	$159,618	$135,593	$24,025	158,506	134,721	23,785
Plus (less): Merger-Combined Non-SS adjustments				1,112	872	240
Merger-Combined SS Adjusted NOI				$159,618	$135,593	$24,025
Adjusted NOI % change			17.7%
Property count(3)	34	34		34	34
Average occupancy(4)	84.3%	82.6%		84.3%	82.6%
Average occupied units(5)	7,461	7,348		7,473	7,356
Average annual rent per occupied unit	$87,611	$82,896		$87,633	$82,951
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
(3)From our 2023 presentation of Merger-Combined Same-Store and Total Portfolio, we added 19 properties in connection with the change in the senior housing reportable segment.
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

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Interest income and other	$61,780	$44,778	$17,002
Depreciation and amortization	1,058,865	1,057,205	1,660
Interest expense	305,178	280,430	24,748
General and administrative	90,416	97,162	(6,746)
Transaction and merger-related costs	25,520	132,685	(107,165)
Impairments and loan loss reserves (recoveries), net	(893)	22,978	(23,871)
Gain (loss) on sales of real estate, net	69,488	178,695	(109,207)
Other income (expense), net	479	59,345	(58,866)
Income tax benefit (expense)	(9,283)	(4,350)	(4,933)
Equity income (loss) from unconsolidated joint ventures	(173,984)	(1,515)	(172,469)
Noncontrolling interests’ share in earnings	(29,680)	(24,161)	(5,519)
Interest income and other
Interest income and other increased for the year ended December 31, 2025 primarily as a result of: (i) seller financing provided in connection with the disposition of 61 outpatient medical buildings during 2024, (ii) secured loans funded in 2024 and 2025, and (iii) mezzanine and secured loans receivable acquired as part of the Merger, partially offset by principal repayments on loans receivable in 2024 and 2025.
Depreciation and amortization
Depreciation and amortization expense increased for the year ended December 31, 2025 primarily as a result of: (i) assets acquired in 2025 and as part of the Merger in 2024 and (ii) development and redevelopment projects placed in service during 2024 and 2025, partially offset by: (i) dispositions of real estate in 2024 and 2025 and (ii) assets placed into development and redevelopment in 2024 and 2025.
Interest expense
Interest expense increased for the year ended December 31, 2025 primarily as a result of: (i) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, (ii) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, (iii) debt assumed as part of the Merger, including $1.25 billion aggregate principal amount of senior unsecured notes, $400 million aggregate principal amount of the 2028 Term Loan, and $128 million aggregate principal amount of mortgage debt, (iv) borrowings under the 2029 Term Loan, which closed in March 2024, and (v) higher borrowings under the commercial paper program, partially offset by: (i) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025 and (ii) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025.
General and administrative
General and administrative expenses decreased for the year ended December 31, 2025 primarily as a result of (i) lower compensation expense and (ii) merger-related synergies.
Transaction and merger-related costs
Transaction and merger-related costs decreased for the year ended December 31, 2025 primarily as a result of higher costs of combining operations with Physicians Realty Trust in 2024 compared to 2025, partially offset by costs incurred in 2025 related to: (i) investment pursuit costs and (ii) the planned Janus Living Offering.

Impairments and loan loss reserves (recoveries), net
Impairments and loan loss reserves (recoveries), net decreased for the year ended December 31, 2025 primarily as a result of: (i) impairment charges associated with an asset impaired under the held for sale model that was recognized in 2024 and (ii) a decrease in loan loss reserves under the current expected credit losses model, which is primarily due to (i) reserves recognized in 2024 on loans receivable acquired as part of the Merger, (ii) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable and (iii) recoveries related to loans repaid in 2025, partially offset by new and extended loans during 2024 and 2025.
Gain (loss) on sales of real estate, net
Gain on sales of real estate, net decreased during the year ended December 31, 2025 primarily as a result of the $72 million gain on sales from: (i) one outpatient medical land parcel for proceeds of $4 million, (ii) nine outpatient medical buildings for proceeds of $160 million, and (iii) a portfolio of 16 outpatient medical buildings for $182 million, which were sold during the year ended December 31, 2025, as compared to the $179 million gain on sales from: (i) a portfolio of 61 outpatient medical buildings sold for proceeds of $697 million, (ii) 14 outpatient medical buildings sold for proceeds of $220 million, (iii) a portfolio of seven lab buildings sold for proceeds of $180 million, and (vi) a portfolio comprised of a land parcel and various vacant buildings on certain of our life plan community campuses sold for proceeds of $12 million, which were sold during the year ended December 31, 2024. Refer to Note 5 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Other income (expense), net
Other income decreased for the year ended December 31, 2025 primarily due: (i) to a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024, partially offset by casualty-related losses from Hurricane Milton during the fourth quarter of 2024.
Income tax benefit (expense)
Income tax expense increased for the year ended December 31, 2025 primarily as a result of: (i) an increase in operating income associated with our life plan communities and (ii) the tax benefit from casualty-related losses recognized in 2024, partially offset by: (i) income tax expense incurred in connection with the sale of a 65% interest in two lab buildings in San Diego, California to a third-party in January 2024 and (ii) the income tax benefit from an other-than-temporary impairment charge on a lab unconsolidated joint venture.
Equity income (loss) from unconsolidated joint ventures
Equity loss from unconsolidated joint ventures increased for the year ended December 31, 2025 primarily as a result of other-than-temporary impairment charges on certain lab unconsolidated joint ventures, partially offset by the preferred return on the HQ Point Preferred Equity Investment.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings increased for the year ended December 31, 2025 primarily as a result of increased income from consolidated joint ventures acquired as part of the Merger.
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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Changes in general market and economic conditions as well as credit ratings impact our ability to access capital and directly impact our cost of capital. Our 2029 Term Loan, our 2027 Term Loans, our 2028 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of January 30, 2026, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
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
Debt. As of December 31, 2025, we had total debt of $9.8 billion, including notes outstanding under our commercial paper program, senior unsecured notes, term loans, and mortgage debt. Of our total debt, the total amount payable within twelve months is comprised of $650 million of senior unsecured notes and $345 million of mortgage debt. Commercial paper borrowings are backstopped by the availability under our Revolving Facility. As such, we calculate the weighted average remaining term of our commercial paper borrowings using the maturity date of our Revolving Facility. Future interest payments associated with borrowings under our senior unsecured notes, term loans, and mortgage debt total $1.7 billion, $336 million of which are payable within twelve months. Future interest payments associated with commercial paper borrowings payable within the next twelve months total $44 million, assuming no change in interest rates and borrowings remain outstanding for the next twelve months.
Development and redevelopment commitments. Our development and redevelopment commitments represent construction and other commitments for development and redevelopment projects in progress and includes certain allowances for Company-owned tenant improvements that we have provided as a lessor. As of December 31, 2025, we had $168 million of development and redevelopment commitments, $134 million of which we expect to spend within the next twelve months.
Lease and other contractual commitments. Our lease and other contractual commitments represent our commitments, as lessor, under signed leases and contracts for operating properties and include allowances for Company-owned tenant improvements and leasing commissions. These commitments exclude allowances for Company-owned tenant improvements related to developments and redevelopments in progress for which we have executed an agreement with a general contractor to complete the tenant improvements, which are recognized as development and redevelopment commitments and are discussed further above. As of December 31, 2025, we had total lease and other contractual commitments of $54 million, $49 million of which we expect to spend within the next twelve months.
Construction loan commitments. As of December 31, 2025, we are obligated to provide additional loans up to $99 million for redevelopment and capital expenditure projects, for which the related loans have maturities through 2029. See Note 8 to the Consolidated Financial Statements for additional information.

Ground and other operating lease commitments. Our ground and other operating lease commitments represent our commitments as lessee under signed operating leases. As of December 31, 2025, we had total ground and other operating lease commitments of $833 million, $21 million of which are payable within twelve months. See Note 7 to the Consolidated Financial Statements for additional information.
Other investment commitments. As of December 31, 2025, we had made aggregate investments of $3 million in funds that make venture capital investments in various early-stage technology solutions (“Other Equity Investments”). At December 31, 2025, our remaining funding commitment related to the Other Equity Investments was $14 million, which is expected to be funded over the next six years. See Note 19 to the Consolidated Financial Statements for additional information.
Redeemable noncontrolling interests. As of December 31, 2025, the redemption value of our redeemable noncontrolling interests was $160 million. The values of these redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date. As of December 31, 2025, the estimated redemption value of the redeemable noncontrolling interests that have met the conditions for redemption was $14 million, the estimated redemption value of the redeemable noncontrolling interests that will meet the conditions for redemption upon completion of each of the related development projects was $13 million, and the estimated redemption value of the Gateway Crossing JV was $132 million. In January 2026, we acquired the remaining 50% interest in the Gateway Crossing JV for $132 million, terminating the Put Option of the noncontrolling interest holder. See Note 13 to the Consolidated Financial Statements for additional information.
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
Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described in Note 9 to the Consolidated Financial Statements. Four of these joint ventures have aggregate mortgage debt of $903 million, of which our share is $210 million. Our risk of loss is limited to our investment in the applicable joint venture. Additionally, as of December 31, 2025, we had 16 outstanding letter of credit obligations totaling $16 million. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
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
The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$1,251,959	$1,070,497	$181,462
Net cash provided by (used in) investing activities	(1,034,673)	(113,799)	(920,874)
Net cash provided by (used in) financing activities	136,111	(941,416)	1,077,527
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $181 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily as a result of: (i) a decrease in merger-related costs, (ii) an increase in Adjusted NOI from properties acquired as part of the Merger and acquisitions of real estate in 2025, (iii) developments and redevelopments placed in service during 2024 and 2025, (iv) annual rent increases, and (v) new leasing and renewal activity. The increase in net cash provided by operating activities was partially offset by: (i) an increase in cash paid for interest and (ii) a decrease in Adjusted NOI from dispositions of real estate in 2024 and 2025.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate, and repayments on loans receivable. Our net cash used in investing activities increased $921 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily as a result of the following: (i) an increase in cash used for real estate asset acquisitions, (ii) a decrease in proceeds from sales of real estate, (iii) an increase in cash used for development and redevelopment of real estate, (iv) proceeds received from the Callan Ridge JV transaction in 2024, and (v) an increase in cash used for investments in unconsolidated joint ventures. The increase in net cash used in investing activities was partially offset by: (i) cash paid in connection with the Merger in 2024, (ii) an increase in proceeds received from insurance recoveries, and (iii) higher net repayments on loans receivable.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash provided by financing activities increased $1.08 billion for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily as a result of the following: (i) higher net borrowings under the commercial paper program, (ii) an increase in proceeds received from the issuances of senior unsecured notes, (iii) lower repurchases of common stock under our share repurchase programs, (iv) lower distributions to noncontrolling interests, (v) lower payments for deferred financing costs, and (vi) higher contributions from noncontrolling interests. The increase in net cash provided by financing activities was partially offset by: (i) an increase in cash used to repay senior unsecured notes that reached maturity in 2025, (ii) a decrease in proceeds received from the issuance of term loans, and (iii) an increase in dividends paid on common stock.
Debt

In February 2025, we repaid $348 million aggregate principal amount of 3.40% senior unsecured notes at maturity. Also in February 2025, we issued $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035. In June 2025, we repaid $452 million aggregate principal amount of 4.00% senior unsecured notes at maturity. In August 2025, we issued $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033. In January 2026, we made a $103 million early full repayment of mortgage debt secured by two life plan communities with original maturities in December 2026.
See Note 11 to the Consolidated Financial Statements for additional information about our outstanding debt.

Approximately 88% and 97% of our consolidated debt was fixed rate debt as of December 31, 2025 and 2024, respectively. At December 31, 2025, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.20% and 4.18%, respectively. At December 31, 2024, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.04% and 5.56%, respectively. As of December 31, 2025, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” below.
Supplemental Guarantor Information

Healthpeak OP is the issuer of senior unsecured notes that were offered and sold on a registered basis under the Securities Act. The obligations of Healthpeak OP to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company, DOC DR Holdco, LLC, one of our wholly owned subsidiaries (“DOC DR Holdco”), and DOC DR, LLC, a wholly owned subsidiary of Healthpeak OP (“DOC DR OP Sub”). Additionally, DOC DR OP Sub is the issuer, as successor to the Physicians Partnership upon the Merger, of the senior unsecured notes issued by the Physicians Partnership prior to, and assumed by Healthpeak as part of, the Merger. See Note 11 to the Consolidated Financial Statements for more information. The obligations of DOC DR OP Sub to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company, Healthpeak OP, and DOC DR Holdco.
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
Equity

At December 31, 2025, we had 695 million shares of common stock outstanding, equity totaled $8.1 billion, and our equity securities had a market value of $11.4 billion.
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
During the year ended December 31, 2025, we did not issue any shares of our common stock under any ATM program.
At December 31, 2025, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 13 to the Consolidated Financial Statements for additional information about our ATM Program.

Noncontrolling Interests
Healthpeak OP. During the year ended December 31, 2025, certain of our employees (“OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“OP Units”). When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of December 31, 2025, there were approximately 4 million OP Units outstanding, and 275 thousand had met the criteria for redemption.
DownREITs. At December 31, 2025, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock. At December 31, 2025, the outstanding DownREIT units were convertible into approximately 13 million shares of our common stock.
Share Repurchase Program
On July 24, 2024, our Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace our previous program. Under the 2024 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2025, we repurchased 5.09 million shares of our common stock at a weighted average price of $18.50 per share for a total of $94 million. At December 31, 2025, $406 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO, FFO as Adjusted, and AFFO (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) applicable to common shares	$70,513	$242,384	$304,284
Real estate related depreciation and amortization	1,058,865	1,057,205	749,901
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	50,110	44,961	24,800
Noncontrolling interests’ share of real estate related depreciation and amortization	(16,511)	(18,328)	(18,654)
Loss (gain) on sales of depreciable real estate, net	(69,488)	(178,695)	(86,463)
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	—	11,546
Loss (gain) upon change of control, net(1)	—	(77,548)	(234)
Taxes associated with real estate dispositions(2)	(335)	9,633	—
Impairments (recoveries) of real estate, net(3)	175,827	13,118	—
Nareit FFO applicable to common shares	1,268,981	1,092,730	985,180
Distributions on dilutive convertible units and other	18,211	16,211	9,394
Diluted Nareit FFO applicable to common shares	$1,287,192	$1,108,941	$994,574

Impact of adjustments to Nareit FFO:
Transaction, merger, and restructuring-related costs(4)	$25,520	$115,105	$15,203
Other impairments (recoveries) and other losses (gains), net(5)	(651)	9,381	(3,850)
Casualty-related charges (recoveries), net(6)	(1,594)	25,848	(4,033)
Recognition (reversal) of valuation allowance on deferred tax assets(7)	—	(11,196)	(14,194)
Total adjustments	$23,275	$139,138	$(6,874)

FFO as Adjusted applicable to common shares	$1,292,256	$1,231,868	$978,306
Distributions on dilutive convertible units and other	18,192	16,061	9,402
Diluted FFO as Adjusted applicable to common shares	$1,310,448	$1,247,929	$987,708

FFO as Adjusted applicable to common shares	$1,292,256	$1,231,868	$978,306
Stock-based compensation amortization expense	14,410	15,543	14,480
Amortization of deferred financing costs and debt discounts (premiums)	31,907	28,974	11,916
Straight-line rents(8)	(39,190)	(41,276)	(14,387)
AFFO capital expenditures	(133,951)	(115,784)	(113,596)
Life plan community entrance fees	53,805	53,697	43,453
Deferred income taxes	7,728	6,176	(816)
Amortization of above (below) market lease intangibles, net	(36,747)	(30,755)	(25,791)
Other AFFO adjustments	(6,650)	(7,778)	(9,335)
AFFO applicable to common shares	1,183,568	1,140,665	884,230
Distributions on dilutive convertible units and other	18,210	16,211	6,581
Diluted AFFO applicable to common shares	$1,201,778	$1,156,876	$890,811
Refer to footnotes on the next page.

________________________________
(1)The year ended December 31, 2024 includes a gain upon change of control related to the sale of a 65% interest in two lab buildings in San Diego, California. The gain upon change of control is included in other income (expense), net in the Consolidated Statements of Operations.
(2)The year ended December 31, 2024 includes non-cash income tax expense related to the sale of a 65% interest in two lab buildings in San Diego, California, partially offset by income tax benefit related to the disposition of a portfolio comprised of a land parcel and various vacant buildings on certain of our life plan community campuses.
(3)The year ended December 31, 2025 includes other-than-temporary impairment charges on certain unconsolidated real estate joint ventures, which are recognized in equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The year ended December 31, 2024 includes an impairment charge related to an outpatient medical building that was classified as held for sale to write down the building’s carrying value to its fair value, less estimated costs to sell. This impairment charge was recognized in impairments and loan loss reserves (recoveries), net, on the Consolidated Statements of Operations.
(4)The years ended December 31, 2025, 2024, and 2023 include costs related to the Merger, which are primarily comprised of advisory, legal, accounting, tax, information technology, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust that were incurred during the years then ended. The year ended December 31, 2025 also includes costs incurred related to the formation and planned Janus Living Offering and investment pursuit costs. For the years ended December 31, 2024 and 2023, these costs were partially offset by termination fee income associated with Graphite Bio, Inc., which later merged with LENZ Therapeutics, Inc. in March 2024, for which the lease terms were modified to accelerate expiration of the lease to December 2024. This termination fee income is included in rental and related revenues on the Consolidated Statements of Operations, but is excluded from FFO as Adjusted.
(5)The years ended December 31, 2025, 2024, and 2023 include reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
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
Impairment of Long-Lived Assets

We assess the carrying value of our real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of real estate assets is measured by comparing the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows. The estimated future undiscounted cash flows reflect external market factors, and based on the specific facts and circumstances, may be probability-weighted to reflect multiple possible cash-flow scenarios, including selling the assets at various points in the future. Additionally, the estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we make assumptions such as those regarding external market conditions (including capitalization rates), forecasted cash flows (primarily lease revenue rates, expense rates, forecasted occupancy, and growth rates) and sales prices, and our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an estimated future undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate assets.
Determining the fair value of real estate assets, including assets classified as held for sale, involves significant judgment and generally utilizes market capitalization rates, comparable market transactions, estimated per unit or per square foot prices, negotiations with prospective buyers, forecasted cash flows, and discount rates. Our ability to accurately predict future operating results and resulting cash flows, and estimate fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.
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
The fair values of our equity method investments are determined based on discounted cash flows which are subjective and consider assumptions such as forecasted occupancy, market rents, capitalization rates, discount rates, expected capital expenditures, and land values. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At December 31, 2025, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $38 million.
Interest Rate Risk

At December 31, 2025, our exposure to interest rate risk was primarily on our variable rate debt. At December 31, 2025, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At December 31, 2025, both the fair value and carrying value of the interest rate swap assets were $6 million and both the fair value and carrying value of the interest rate swap liabilities were $10 million.
Our remaining variable rate debt at December 31, 2025 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2025, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $269 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $288 million. Additionally, at December 31, 2025, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by up to $13 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at December 31, 2025, our annual interest expense would increase by approximately $12 million.

ITEM 8.    Financial Statements and Supplementary Data
Healthpeak Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Healthpeak Properties, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests, and Cash Flows, for each of the three years in the period ended December 31, 2025, and the related Notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company assesses the carrying value of its real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of real estate assets is measured by comparing the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows.
In performing this evaluation, the Company considers external market factors and makes assumptions regarding external market conditions, forecasted cash flows, and intent with respect to the holding or disposing of the asset. The estimated future undiscounted cash flows may be probability-weighted to reflect multiple possible cash-flow scenarios. The determination of forecasted cash flows involves significant assumptions including market capitalization rates, growth rates, lease revenue rates, expense rates, and probability weighting to different possible scenarios, if applicable. During the year ended December 31, 2025, the Company did not recognize any impairment charges on its consolidated real estate assets.
We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate assets. This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of management’s estimated future undiscounted cash flows, including significant assumptions relating to the intended hold period, market capitalization rates, growth rates, lease revenue rates, and probability weighting of different possible scenarios, if applicable.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to real estate asset impairment included the following, among others:
•We tested the effectiveness of controls over impairment of real estate assets, including those over identifying impairment indicators, and the determination of estimated future undiscounted cash flows.
•We performed an independent search for impairment indicators through the evaluation of several factors, including an analysis of industry and market data and trends in financial performance.
•We evaluated management’s determination of estimated future undiscounted cash flows used in evaluating recoverability by (1) evaluating the source information used by management, (2) testing the mathematical accuracy of the estimated future undiscounted cash flow models, and (3) evaluating management’s significant assumptions, such as the intended hold period, market capitalization rates, growth rates, lease revenue rates, and probability weighting of different possible scenarios, if applicable.
Impairments – Investments in Unconsolidated Joint Ventures – Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company reviews its equity method investments for indicators of impairment. If an equity method investment shows indicators of impairment, the fair value of the equity method investment is compared to its carrying value. When the Company determines a decline in fair value below carrying value is other-than-temporary, an impairment is recorded.
The Company’s fair values of its equity method investments are determined based on discounted cash flow models, which requires management to make significant estimates and assumptions related to market rents, expense rates, forecasted occupancy, capitalization rates, discount rates, expected capital expenditures, comparable sales data, among other things. The Company concluded that the decline in fair value of certain equity method investments was other-than-temporary and recorded impairment charges of $178 million for the year ended December 31, 2025, which is included in “Equity income (loss) from unconsolidated joint ventures” within the Consolidated Statements of Operation.
Given the Company’s evaluation of fair value relative to the impaired investments requires management to make significant estimates and assumptions such as market rents, expense rates, forecasted occupancy, capitalization rates, and discount rates, performing audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impairment of investment in unconsolidated joint ventures included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of impairment of its investments in unconsolidated joint ventures and measurement of that impairment based on discounted cash flows.
•With the assistance of our fair value specialists, we evaluated the discounted cash flows analyses, including estimates of market rents, expense rates, forecasted occupancy, capitalization rates, and discount rates by (1) evaluating the valuation methodology, (2) evaluating the source information and assumptions used by management, and (3) testing the mathematical accuracy of the discounted cash flows analysis.
/s/ Deloitte & Touche LLP

Costa Mesa, California
February 3, 2026

We have served as the Company’s auditor since 2010.

Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Real estate:
Buildings and improvements	$16,593,535	$16,115,283
Development costs and construction in progress	1,010,657	880,393
Land and improvements	3,007,346	2,918,758
Accumulated depreciation	(4,512,443)	(4,083,030)
Net real estate	16,099,095	15,831,404
Loans receivable, net of reserves of $11,345 and $10,499	606,020	655,917
Investments in unconsolidated joint ventures	802,601	936,814
Accounts receivable, net of allowance of $2,018 and $2,243	78,327	76,810
Cash and cash equivalents	467,457	119,818
Restricted cash	70,245	64,487
Intangible assets	654,516	817,254
Assets held for sale	80,621	7,840
Right-of-use asset	412,198	424,173
Deferred tax assets	111,248	115,258
Goodwill	68,529	68,529
Other assets	885,161	819,951
Total assets	$20,336,018	$19,938,255

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,078,850	$150,000
Term loans	1,647,113	1,646,043
Senior unsecured notes	6,772,722	6,563,256
Mortgage debt	349,209	356,750
Intangible liabilities	173,697	191,884
Liabilities related to assets held for sale	11,900	—
Lease liability	296,260	307,220
Accounts payable, accrued liabilities, and other liabilities	718,509	725,342
Deferred revenue	985,307	940,136
Total liabilities	12,033,567	10,880,631

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	159,581	2,610

Common stock, $1.00 par value: 1,500,000,000 shares authorized; 695,036,731 and 699,485,139 shares issued and outstanding	695,037	699,485
Additional paid-in capital	12,767,914	12,847,252
Cumulative dividends in excess of earnings	(5,952,920)	(5,174,279)
Accumulated other comprehensive income (loss)	(9,937)	28,818
Total stockholders’ equity	7,500,094	8,401,276
Joint venture partners	295,455	315,821
Non-managing member unitholders	347,321	337,917
Total noncontrolling interests	642,776	653,738
Total equity	8,142,870	9,055,014
Total liabilities and equity	$20,336,018	$19,938,255

See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental and related revenues	$2,156,743	$2,087,196	$1,631,805
Resident fees and services	603,989	568,475	527,417
Interest income and other	61,780	44,778	21,781
Total revenues	2,822,512	2,700,449	2,181,003
Costs and expenses:
Operating	1,129,099	1,074,861	902,060
Depreciation and amortization	1,058,865	1,057,205	749,901
Interest expense	305,178	280,430	200,331
General and administrative	90,416	97,162	95,132
Transaction and merger-related costs	25,520	132,685	17,515
Impairments and loan loss reserves (recoveries), net	(893)	22,978	(5,601)
Total costs and expenses	2,608,185	2,665,321	1,959,338
Other income (expense):
Gain (loss) on sales of real estate, net	69,488	178,695	86,463
Other income (expense), net	479	59,345	6,808
Total other income (expense), net	69,967	238,040	93,271
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	284,294	273,168	314,936
Income tax benefit (expense)	(9,283)	(4,350)	9,617
Equity income (loss) from unconsolidated joint ventures	(173,984)	(1,515)	10,204
Net income (loss)	101,027	267,303	334,757
Noncontrolling interests’ share in earnings	(29,680)	(24,161)	(28,748)
Net income (loss) attributable to Healthpeak Properties, Inc.	71,347	243,142	306,009
Participating securities’ share in earnings	(834)	(758)	(1,725)
Net income (loss) applicable to common shares	$70,513	$242,384	$304,284

Earnings (loss) per common share:
Basic	$0.10	$0.36	$0.56
Diluted	$0.10	$0.36	$0.56
Weighted average shares outstanding:
Basic	696,026	675,680	547,006
Diluted	696,044	676,233	547,275
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$101,027	$267,303	$334,757
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	(38,817)	9,462	(8,900)
Change in Supplemental Executive Retirement Plan obligation and other	62	(15)	137
Total other comprehensive income (loss)	(38,755)	9,447	(8,763)
Total comprehensive income (loss)	62,272	276,750	325,994
Total comprehensive (income) loss attributable to noncontrolling interests	(29,680)	(24,161)	(28,748)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$32,592	$252,589	$297,246
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2022	546,642	$546,642	$10,349,614	$(4,269,689)	$28,134	$6,654,701	$527,897	$7,182,598	$105,679
Net income (loss)	—	—	—	306,009	—	306,009	28,111	334,120	637
Other comprehensive income (loss)	—	—	—	—	(8,763)	(8,763)	—	(8,763)	—
Issuance of common stock, net	683	683	755	—	—	1,438	—	1,438	—
Conversion of non-managing member units to common stock	72	72	1,200	—	—	1,272	(1,272)	—	—
Repurchase of common stock	(241)	(241)	(6,283)	—	—	(6,524)	—	(6,524)	—
Stock-based compensation	—	—	2,966	—	—	2,966	15,693	18,659	—
Common dividends ($1.20 per share)	—	—	—	(658,181)	—	(658,181)	—	(658,181)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(44,848)	(44,848)	(276)
Purchase of noncontrolling interests	—	—	—	—	—	—	(158)	(158)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	173	173	316
Adjustments to redeemable noncontrolling interests	—	—	57,528	—	—	57,528	—	57,528	(57,528)
December 31, 2023	547,156	$547,156	$10,405,780	$(4,621,861)	$19,371	$6,350,446	$525,596	$6,876,042	$48,828
Net income (loss)	—	—	—	243,142	—	243,142	24,111	267,253	50
Other comprehensive income (loss)	—	—	—	—	9,447	9,447	—	9,447	—
Shares issued as part of the Merger	162,231	162,231	2,611,916	—	—	2,774,147	—	2,774,147	—
Issuance of common stock, net	434	434	660	—	—	1,094	—	1,094	—
Conversion of non-managing member units to common stock	256	256	4,968	—	—	5,224	(5,224)	—	—
Repurchase of common stock	(10,592)	(10,592)	(180,098)	—	—	(190,690)	—	(190,690)	—
Stock-based compensation	—	—	7,991	—	—	7,991	11,925	19,916	—
Common dividends ($1.20 per share)	—	—	—	(795,560)	—	(795,560)	—	(795,560)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(36,354)	(36,354)	(468)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	12
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(52,886)
Noncontrolling interests acquired as part of the Merger	—	—	—	—	—	—	133,684	133,684	3,109
Adjustments to redeemable noncontrolling interests	—	—	(3,965)	—	—	(3,965)	—	(3,965)	3,965
December 31, 2024	699,485	$699,485	$12,847,252	$(5,174,279)	$28,818	$8,401,276	$653,738	$9,055,014	$2,610

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (CONTINUED)
(In thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2024	699,485	$699,485	$12,847,252	$(5,174,279)	$28,818	$8,401,276	$653,738	$9,055,014	$2,610
Net income (loss)	—	—	—	71,347	—	71,347	29,986	101,333	(306)
Other comprehensive income (loss)	—	—	—	—	(38,755)	(38,755)	—	(38,755)	—
Issuance of common stock, net	596	596	1,443	—	—	2,039	—	2,039	—
Conversion of non-managing member units to common stock	191	191	4,306	—	—	4,497	(4,497)	—	—
Repurchase of common stock	(5,235)	(5,235)	(91,910)	—	—	(97,145)	—	(97,145)	—
Stock-based compensation	—	—	6,518	—	—	6,518	13,900	20,418	—
Common dividends ($1.22 per share)	—	—	—	(849,988)	—	(849,988)	—	(849,988)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(37,346)	(37,346)	(521)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	13,124
Increase in noncontrolling interests from acquisitions	—	—	—	—	—	—	—	—	131,974
Adjustments to redeemable noncontrolling interests	—	—	305	—	—	305	(13,005)	(12,700)	12,700
December 31, 2025	695,037	$695,037	$12,767,914	$(5,952,920)	$(9,937)	$7,500,094	$642,776	$8,142,870	$159,581
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$101,027	$267,303	$334,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	1,058,865	1,057,205	749,901
Stock-based compensation amortization expense	14,410	15,543	14,480
Merger-related post-combination stock compensation expense	—	16,223	—
Amortization of deferred financing costs and debt discounts (premiums)	31,907	28,974	11,916
Straight-line rents	(39,190)	(41,276)	(14,387)
Amortization of above (below) market lease intangibles	(36,747)	(30,755)	(25,791)
Amortization of non-refundable entrance fees	(98,912)	(88,995)	(83,197)
Equity loss (income) from unconsolidated joint ventures	173,984	1,515	(10,204)
Distributions of earnings from unconsolidated joint ventures	17,117	12,000	910
Deferred income tax expense (benefit)	3,845	(1,693)	(14,605)
Impairments and loan loss reserves (recoveries), net	(893)	22,978	(5,601)
Loss (gain) on sales of real estate, net	(69,488)	(178,695)	(86,463)
Loss (gain) upon change of control, net	—	(77,548)	(234)
Casualty-related loss (recoveries), net	621	29,076	(3,085)
Other non-cash items	(10,332)	(6,133)	4,900
Changes in:
Decrease (increase) in accounts receivable and other assets	(16,267)	(40,860)	(21,566)
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(25,285)	(28,640)	(40,732)
Increase (decrease) in deferred revenue	147,297	114,275	145,243
Net cash provided by (used in) operating activities	1,251,959	1,070,497	956,242
Cash flows from investing activities:
Acquisitions of real estate	(486,703)	(6,787)	(15,847)
Development, redevelopment, and other major improvements of real estate	(763,656)	(597,494)	(731,206)
Leasing costs, tenant improvements, and recurring capital expenditures	(133,951)	(115,784)	(113,596)
Proceeds from sales of real estate, net	337,724	648,548	141,651
Proceeds from the Callan Ridge JV transaction, net	—	125,662	—
Investments in unconsolidated joint ventures	(86,773)	(61,602)	(88,391)
Distributions in excess of earnings from unconsolidated joint ventures	28,503	22,906	20,640
Proceeds from insurance recovery	20,043	8,711	24,980
Proceeds from sales/principal repayments on loans receivable and other	148,295	93,445	204,865
Investments in loans receivable and other	(98,155)	(52,189)	(19,850)
Cash paid in connection with the Merger, net	—	(179,215)	—
Net cash provided by (used in) investing activities	(1,034,673)	(113,799)	(576,754)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	12,121,070	3,741,250	10,344,705
Repayments under bank line of credit and commercial paper	(11,192,220)	(4,311,250)	(10,620,311)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	987,260	750,000	743,778
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(807,432)	(26,780)	(90,089)
Payments for deferred financing costs	(2,730)	(19,784)	(7,322)
Issuance of common stock, net of offering costs	1,146	317	278
Repurchase of common stock	(97,145)	(190,690)	(6,524)
Dividends paid on common stock	(849,095)	(794,783)	(657,021)
Distributions to and purchase of noncontrolling interests	(37,867)	(89,708)	(45,282)
Contributions from and issuance of noncontrolling interests	13,124	12	489
Net cash provided by (used in) financing activities	136,111	(941,416)	(337,299)
Net increase (decrease) in cash, cash equivalents, and restricted cash	353,397	15,282	42,189
Cash, cash equivalents, and restricted cash, beginning of year	184,305	169,023	126,834
Cash, cash equivalents, and restricted cash, end of year	$537,702	$184,305	$169,023
See accompanying Notes to the Consolidated Financial Statements.

Healthpeak Properties, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    Business

Overview
Healthpeak Properties, Inc., a Standard & Poor’s 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) and that, together with its consolidated entities (collectively, “Healthpeak” or the “Company”), owns, operates, and develops high-quality real estate focused on healthcare discovery and delivery in the United States (“U.S.”). Healthpeak® has a diverse portfolio comprised of investments in the following reportable healthcare segments: (i) outpatient medical; (ii) lab; and (iii) senior housing.
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
On March 1, 2024, the Company completed its planned merger with Physicians Realty Trust (see Note 3).
In December 2025, the Company confidentially submitted a draft registration statement on Form S-11 to the United States Securities and Exchange Commission (“SEC”) relating to the proposed initial public offering (the “Offering” or “Janus Living Offering”) of shares of common stock of a newly formed company, Janus Living, Inc. (“Janus Living”), which will be dedicated to senior housing and which intends to elect and qualify to be taxed as a REIT. The Company will contribute its 34-community senior housing portfolio to Janus Living in exchange for a majority ownership interest in Janus Living. Immediately following the Janus Living Offering, the Company will serve as its external manager and intends to retain a substantial majority interest in Janus Living, with new public shareholders owning the remaining interest. During the year ended December 31, 2025, the Company recognized $2 million of expenses related to the Janus Living Offering, which were included in transaction and merger-related costs on the Consolidated Statements of Operations.
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
The Company is required to continually evaluate its VIE relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either: (i) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support, (ii) substantially all of an entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of an entity, or (c) the right to receive the expected residual returns of an entity. Criterion (iii) above is generally applied to limited partnerships and similarly structured entities by assessing whether a simple majority of the limited partners hold substantive rights to participate in the significant decisions of the entity or have the ability to remove the decision maker or liquidate the entity without cause. If any of those criteria are met, the entity is a VIE.

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

For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. Recognizing rental income on a straight-line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of future minimum lease payments is not probable, the accounts receivable and straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. At December 31, 2025 and 2024, straight-line rent receivable, net of allowance, excluding amounts reported in assets held for sale, was $373 million and $338 million, respectively. Straight-line rent receivable is included in other assets in the Consolidated Balance Sheets.
The Company’s operating leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notice and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise.
Resident Fees and Services
The Company recognizes resident fee and service revenue from its life plan communities in accordance with ASC 606, Revenue from Contracts with Customers. Resident fee and service revenue includes resident dwelling unit and care charges, community fees, and other resident charges. These amounts are due from residents, third-party payors (including health insurers and government programs, such as Medicare and Medicaid), and others. Revenue is recognized as performance obligations are satisfied, and the resident receives and controls the good or service.
The Company’s life plan communities are operated as entrance fee communities, which typically require a resident to pay an upfront entrance fee that includes both a refundable portion and non-refundable portion. When the Company receives a non-refundable entrance fee, it is recorded in deferred revenue in the Consolidated Balance Sheets and amortized into revenue over the estimated stay of the resident. The Company utilizes third-party actuarial experts in its determination of the estimated stay of residents. If a resident vacates the community sooner than estimated, the related unamortized non-refundable entrance fee balance is accelerated.
The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination or, in some cases, upon the re-sale of the dwelling unit to another resident. The refundable portion of the fee is not amortized and is included in refundable entrance fees within accounts payable, accrued liabilities, and other liabilities on the Consolidated Balance Sheets.
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
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. The Company received government grants under the CARES Act primarily to cover increased expenses and lost revenues during the coronavirus pandemic. Grant income is recognized to the extent that qualifying expenses and lost revenues exceed grants received and the Company will comply with all conditions attached to the grant. As of December 31, 2025, the amount of qualifying expenditures and lost revenues exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.

The following table summarizes information related to government grant income received and recognized by the Company (in thousands):

	Year Ended December 31,
	2025	2024	2023
Government grant income recorded in other income (expense), net	$—	$—	$184
Government grant income recorded in equity income (loss) from unconsolidated joint ventures	—	—	229
Total government grants received	$—	$—	$413
Credit Losses
The Company evaluates the liquidity and creditworthiness of its borrowers on a quarterly basis to determine whether any updates to the future expected losses recognized upon inception are necessary. The Company’s evaluation considers payment history and current credit status, industry conditions, current economic conditions, forecasted economic conditions, individual and portfolio property performance, credit enhancements, liquidity, and other factors. Future economic conditions are based primarily on near-term economic forecasts from the Federal Reserve and reasonable assumptions for long-term economic trends. The determination of loan losses also considers concentration of credit risk associated with the senior housing, outpatient medical, and lab industries to which its loans receivable relate. The Company’s borrowers furnish property, portfolio, and guarantor/operator-level financial statements, among other information, on a monthly or quarterly basis; the Company utilizes this financial information to calculate the lease or debt service coverages in its assessment of internal ratings that it uses as a primary credit quality indicator. Lease and debt service coverage information is evaluated together with other property, portfolio, and operator performance information, including revenue, expense, net operating income, occupancy, rental rate, reimbursement trends, capital expenditures, and EBITDA (defined as earnings before interest, tax, and depreciation and amortization), underlying collateral value (as applicable), along with other liquidity measures. The Company evaluates, on a quarterly basis or immediately upon a significant change in circumstance, its borrowers’ ability to service their obligations with the Company.
In connection with the Company’s quarterly review process or upon the occurrence of a significant event, loans receivable are reviewed and assigned an internal rating of Performing, Watch List, or Workout. Loans receivable that are deemed Performing meet all present contractual obligations, and collection and timing, of all amounts owed is reasonably assured. Watch List loans receivable are defined as loans receivable that do not meet the definition of Performing or Workout. Workout loans receivable are defined as loans receivable in which the Company has determined, based on current information and events, that: (i) it is probable it will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the borrower is delinquent on making payments under the contractual terms of the agreement, and (iii) the Company has commenced action or anticipates pursuing action in the near term to seek recovery of its investment.
Loans receivable are placed on nonaccrual status when management determines that the collectibility of contractual amounts is not reasonably assured (the asset will have an internal rating of either Watch List or Workout). Further, the Company performs a credit analysis to support the borrower’s and/or guarantor’s repayment capacity and the underlying collateral values. The Company uses the cash basis method of accounting for loans receivable placed on nonaccrual status unless one of the following conditions exist whereby it utilizes the cost recovery method of accounting if: (i) the Company determines that it is probable that it will only recover the recorded investment in the loans receivable, net of associated allowances or charge-offs (if any), or (ii) the Company cannot reasonably estimate the amount of an impaired loans receivable. For cash basis method of accounting, the Company applies payments received, excluding principal paydowns, to interest income so long as that amount does not exceed the amount that would have been earned under the original contractual terms. For cost recovery method of accounting, any payment received is applied to reduce the recorded investment. Generally, the Company returns a loan receivable to accrual status when all delinquent payments become current under the terms of the loan agreements and collectibility of the remaining contractual loan payments is reasonably assured.
At inception of a loan receivable, the Company recognizes an allowance for credit losses expected to be incurred over the life of the instrument. The model utilized by the Company to determine such losses emphasizes historical experience and future market expectations to determine a loss to be recognized at inception. However, the model is applied on an individual basis and relies on counter-party specific information to ensure the most accurate estimate is recognized. The Company also performs a quarterly review process (or upon the occurrence of a significant event) to evaluate its borrowers’ creditworthiness and liquidity to determine the amount of credit losses to recognize during the period. If a loan receivable is deemed partially or wholly uncollectible, the uncollectible balance is deducted from the allowance in the period in which such determination is made. Credit loss expenses and recoveries are recorded in impairments and loan loss reserves (recoveries), net.

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
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the Consolidated Statements of Cash Flows. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs consist of leasing commissions paid to employees and external third party brokers and lease incentives. Initial direct costs are included in other assets in the Consolidated Balance Sheets. At December 31, 2025 and 2024, the balance of net initial direct costs were $225 million and $204 million, respectively. Initial direct costs are amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term.
The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. These useful lives are reassessed following changes in the remaining period that the asset is expected to be held and used, and depreciation is discontinued when a property meets the criteria to be classified as held for sale. Buildings and improvements are depreciated over useful lives ranging from 1 year to 50 years. Above and below market lease intangibles are amortized to revenue over the remaining noncancellable lease terms and renewal periods that are reasonably certain to be exercised, if any. In-place lease intangibles are amortized to expense over the remaining noncancellable lease term and renewal periods that are reasonably certain to be exercised, if any.

Business Combinations
For the Company’s real estate acquisitions that are accounted for as business combinations, such as the merger with Physicians Realty Trust (see Note 3), the Company allocates the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to business combinations are expensed as incurred. The fair values are determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant.
Other Assets
Other assets consist primarily of straight-line rent receivable (as discussed above), initial direct costs (as discussed above), corporate assets (see Note 7), derivative assets (see Note 22), other equity investments (as discussed below and see Note 19), prepaid expenses, and entrance fee receivables.
For certain life plan community residents that qualify, the Company may offer to provide a deferral of the upfront cash entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. These entrance fee receivables are due upon sale of the resident’s previous home. At December 31, 2025 and 2024, the Company had $73 million and $61 million, respectively, of entrance fee receivables.
Other Equity Investments
The Company has certain investments recognized in accordance with ASC 321, Investments–Equity Securities, within other assets on the Consolidated Balance Sheets. These investments do not have readily determinable fair values and the practical expedient to estimate fair value using net asset value per share has not been elected. Accordingly, the investments are measured at cost, less any impairments, and are adjusted for any observable price changes, with such changes included in earnings.
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

Impairment of Long-Lived Assets and Goodwill
The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”) when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the estimated future undiscounted cash flows to the carrying value of the real estate assets. The estimated future undiscounted cash flows reflect external market factors and the expected use and eventual disposition of the asset, and based on the specific facts and circumstances, may be probability-weighted to reflect multiple possible cash-flow scenarios, including selling the assets at various points in the future. Further, the analysis considers the impact, if any, of master lease agreements on cash flows, which are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss will be recognized to the extent that the carrying value of the real estate assets exceeds their fair value.
Determining the fair value of real estate assets, including assets classified as held-for-sale, involves significant judgment and generally utilizes assumptions such as market capitalization rates, comparable market transactions, estimated per unit or per square foot prices, negotiations with prospective buyers, and forecasted cash flows (primarily lease revenue rates, expense rates, forecasted occupancy, discount rates, and growth rates).
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
For equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership. In other instances, net income or loss may be allocated between the partners in the joint venture based on the hypothetical liquidation at book value method ("HLBV method"). Under the HLBV method, the Company recognizes income and loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of the underlying investment at book value.
The Company classifies distributions received from its unconsolidated joint ventures using the cumulative earnings approach, under which distributions up to the amount of equity in earnings from the joint venture are classified in operating activities and those in excess of that amount are classified in investing activities.
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
The Company reviews its equity method investments for indicators of impairment. This evaluation considers a number of factors, including but not limited to, the underlying investment property operating performance, general market conditions, or a change in management’s investment strategy. If an equity method investment shows indicators of impairment, the fair value of the equity method investment is compared to its carrying value. When the Company determines a decline in fair value below carrying value is other-than-temporary, an impairment is recorded. The determination of whether an impairment is other-than-temporary involves significant judgment and considers factors such as:

•The length of time and extent to which fair value has been below carrying value;
•The investee’s financial condition, capital structure, and expected future operations; and
•The estimated future cash flows of the investment’s underlying real estate assets.
The Company’s fair values of its equity method investments are determined based on discounted cash flow models that include all estimated cash inflows and outflows and, where applicable, any estimated debt premiums or discounts. These fair values are typically determined using an income approach and/or a market approach (comparable sales model), which rely on certain assumptions by management. Determining the fair value of these investments may involve significant judgment to develop forecasted cash flows which utilize observable and unobservable inputs such as market rents, expense rates, forecasted occupancy, capitalization rates, discount rates, expected capital expenditures, and comparable sales data, among other things.
Stock-Based Compensation
Compensation expense for share-based awards granted to employees with graded vesting schedules is generally recognized on a straight-line basis over the vesting period. Forfeitures of share-based awards are recognized as they occur.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less when purchased. Restricted cash primarily consists of amounts held by mortgage lenders to provide for: (i) real estate tax expenditures, (ii) tenant improvements, and (iii) capital expenditures. Restricted cash also includes deposits required by state licensing authorities, including a minimum liquid reserve (“MLR”), security deposits, and net proceeds from property sales that were executed as tax-deferred dispositions.
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
Obligation to Provide Future Services
Under the terms of certain life plan community residency and care agreements, the Company is obligated to provide future services to its residents. With the assistance of third-party actuarial experts, the Company calculates the present value of the expected net cost of future services and use of facilities annually and compares that amount with the balance of non-refundable deferred entrance fees and the present value of expected future cash flows. If the present value of the expected net cost of future services and use of the facilities exceeds discounted future cash inflows and the balance of non-refundable deferred entrance fees, an additional liability is recorded (obligation to provide future services and use of facilities) with a corresponding charge to income. The obligation is discounted, based on the expected long-term rate of return on government obligations. As of December 31, 2025 and 2024, the Company was not required to recognize an additional liability associated with its obligation to provide future services and use of its facilities.

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
Advertising Costs
All advertising costs are expensed as incurred and reported within operating expenses on the Consolidated Statements of Operations. During the years ended December 31, 2025, 2024, and 2023, total advertising expense was $10 million, $9 million, and $8 million, respectively.
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
Segment Reporting
The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) outpatient medical, (ii) lab, and (iii) senior housing.
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
If quoted market prices or inputs are not available, fair value measurements are based on valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, and/or market capitalization rates. Items valued using these valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow models. The Company also considers its counterparty’s and own credit risk for derivative instruments and other liabilities measured at fair value. The Company has elected the mid-market pricing expedient when determining fair value.
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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. On the Consolidated Balance Sheets, the Company reclassified (i) deferred tax assets and goodwill from other assets to separate line items and (ii) entrance fee receivables from loans receivable to other assets. Additionally, on the Consolidated Statements of Cash Flows, the Company elected to separately present the following line items instead of aggregating them into single line items: (i) increase (decrease) in deferred revenue, (ii) increase (decrease) in accounts payable, accrued liabilities, and other liabilities, (iii) amortization of non-refundable entrance fees, and (iv) amortization of above (below) market lease intangibles. These reclassifications had no impact on the Company’s consolidated financial position, results of operations, or cash flows.
Recent Accounting Pronouncements
Adopted
Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation (using both percentages and reporting currency amounts) of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). During the year ended December 31, 2025, the amendments in ASU 2023-09 were adopted prospectively and the additional disclosures did not have a material impact on the Company’s financial statements or the Company’s consolidated financial position, results of operations, or cash flows.
Not Yet Adopted
Expense Disaggregation. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires public companies to provide disaggregated disclosure in tabular format in the notes to financial statements of specific expenses, including but not limited to: (i) employee compensation, (ii) depreciation, and (iii) intangible asset amortization. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments may be applied either prospectively or retrospectively. Early adoption is also permitted. The Company is evaluating the impact these ASUs will have on its disclosures.
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
The Merger was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value. For accounting purposes, the Company was treated as the accounting acquirer of Physicians Realty Trust. The Company was considered to be the accounting acquirer primarily because: (i) the Company is the entity that transferred consideration to consummate the Merger; (ii) the Company’s stockholders as a group retained the largest portion of the voting rights of the Combined Company and have the ability to elect, appoint, or remove a majority of the members of the Combined Company’s board of directors; and (iii) its senior management constitutes the majority of management of the Combined Company.
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

The following table summarizes the fair values of the assets acquired, liabilities assumed, and noncontrolling interests at the Closing Date (in thousands):

	Preliminary Amounts Recognized on the Closing Date	Measurement Period Adjustments	Amounts Recognized on the Closing Date (As Adjusted)
ASSETS
Real estate:
Buildings and improvements	$3,199,884	$(6,889)	$3,192,995
Development costs and construction in progress	68,171	—	68,171
Land and improvements	435,353	—	435,353
Real estate	3,703,408	(6,889)	3,696,519
Loans receivable	118,908	—	118,908
Investments in unconsolidated joint ventures	58,636	—	58,636
Accounts receivable, net(1)	9,536	(254)	9,282
Cash and cash equivalents	30,417	—	30,417
Restricted cash	1,007	—	1,007
Intangible assets(2)	890,827	—	890,827
Right-of-use asset	191,415	(113)	191,302
Other assets	44,691	(668)	44,023
Total assets	$5,048,845	$(7,924)	$5,040,921

LIABILITIES AND EQUITY
Term loans	$402,320	$—	$402,320
Senior unsecured notes	1,139,760	—	1,139,760
Mortgage debt	127,176	—	127,176
Intangible liabilities(3)	149,875	—	149,875
Lease liability	97,160	(113)	97,047
Accounts payable, accrued liabilities, and other liabilities	72,864	(2,976)	69,888
Total liabilities	$1,989,155	$(3,089)	$1,986,066

Redeemable noncontrolling interests	1,536	1,573	3,109

Joint venture partners(4)	20,109	(3,043)	17,066
Non-managing member unitholders(5)	116,618	—	116,618
Total noncontrolling interests	$136,727	$(3,043)	$133,684

Fair value of net assets acquired and liabilities assumed, net of noncontrolling interests	$2,921,427	$(3,365)	$2,918,062

Goodwill	47,136	3,365	50,501

Total purchase price	$2,968,563	$—	$2,968,563
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
Merger-Related Costs
During the year ended December 31, 2025, the Company incurred approximately $18 million of merger-related costs, including severance, legal, accounting, tax, information technology, and other costs of combining operations with Physicians Realty Trust. During the year ended December 31, 2024, the Company incurred approximately $129 million of merger-related costs, which primarily related to advisory, legal, accounting, information technology, tax, post-combination severance and stock compensation expense, and other costs of combining operations with Physicians Realty Trust. Included in this amount was: (i) $38 million of fees paid to investment banks and advisors to help the Company negotiate the terms of the transactions contemplated by the Merger Agreement and to advise the Company on other merger-related matters, inclusive of $21 million of success-based fees incurred upon consummation of the Merger, (ii) $26 million of severance expense due to certain Physicians Realty Trust dual-trigger severance arrangements that were required to be recognized as post-combination expense in accordance with ASC 805, (iii) $16 million of post-combination stock compensation expense for the accelerated vesting of Physicians Realty Trust equity awards pursuant to the terms of the Merger Agreement, based on the fair value of Healthpeak common stock issued to holders of Physicians Realty Trust equity awards, (iv) $35 million of legal, accounting, tax, information technology, and other costs, and (v) $13 million of severance expense related to legacy Healthpeak employees. During the year ended December 31, 2023, the Company incurred approximately $11 million of merger-related costs, which primarily related to advisory, legal, accounting, tax, and other costs. These merger-related costs are included in transaction and merger-related costs on the Consolidated Statements of Operations.
Unaudited Pro Forma Financial Information
The Consolidated Statements of Operations for the year ended December 31, 2024 include $473 million of revenues and $6 million of net loss applicable to common shares associated with the results of operations of legacy Physicians Realty Trust from the Closing Date to December 31, 2024.
The following unaudited pro forma information presents a summary of the results of operations for the Combined Company, as if the Merger had been consummated on January 1, 2023 (in thousands). There are no pro forma adjustments for the year ended December 31, 2025 as the Merger was completed on March 1, 2024. The following unaudited pro forma financial information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma financial information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

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

NOTE 4. Real Estate Investments

2026 Real Estate Investment Acquisitions
In January 2026, the Company acquired one lab land parcel in Cambridge, Massachusetts for $25 million.
2025 Real Estate Investment Acquisitions
Middletown Medical Portfolio
In February 2025, the Company acquired a portfolio of three outpatient medical buildings in New York for $17 million.
100 Smith Land Parcel
In February 2025, the Company acquired a lab land parcel in Cambridge, Massachusetts for $20 million.
Gateway Crossing Acquisition
In December 2025, the Company completed the acquisition of (i) a lab building for consideration paid, net of discounts and closing costs, of $295 million and (ii) a 50% interest in a joint venture owning five lab buildings and one other property on the same campus in South San Francisco, California (the “Gateway Crossing JV”) for consideration paid, net of discounts and closing costs, of $132 million. As of December 31, 2025, the Company consolidated the Gateway Crossing JV as it was the managing member and had the ability to control the activities that most significantly impacted the JV’s economic performance (see Note 19). The noncontrolling joint venture partner had the ability to put its equity interest to the Company after the passage of a predetermined period of time. As such, the noncontrolling interest as of December 31, 2025 was recognized within redeemable noncontrolling interests on the Consolidated Balance Sheets (see Note 13). In January 2026, the Company acquired the remaining 50% interest in the Gateway Crossing JV for consideration paid, net of discounts and closing costs, of $132 million, bringing the Company’s equity ownership in these six buildings to 100%.
Other Outpatient Medical Acquisitions
During the year ended December 31, 2025, the Company acquired nine suites within an outpatient medical building in Atlanta, Georgia for $7 million and acquired an outpatient medical land parcel in Huntsville, Alabama for $7 million.
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
Development Activities
Construction, Tenant, and Other Capital Improvements
The following table summarizes the Company’s expenditures for construction, tenant improvements, and other capital improvements for its consolidated property investments (in thousands):

	Year Ended December 31,
Segment	2025	2024	2023
Outpatient medical	$406,800	$338,685	$231,040
Lab	356,113	313,749	428,961
Senior housing	129,589	66,741	109,465
Other non-reportable	2,447	17,588	5,095
	$894,949	$736,763	$774,561

NOTE 5.    Dispositions of Real Estate

2026 Dispositions of Real Estate
In January 2026, the Company sold four lab buildings for $68 million.
2025 Dispositions of Real Estate
During the year ended December 31, 2025, the Company sold (i) one outpatient medical land parcel for $4 million, (ii) nine outpatient medical buildings for $160 million, and (iii) a portfolio of 16 outpatient medical buildings for $182 million, resulting in total net gain on sales of $72 million.
2024 Dispositions of Real Estate
During the year ended December 31, 2024, the Company sold: (i) a portfolio of 59 outpatient medical buildings for $674 million and provided the buyer with a mortgage loan secured by the real estate sold for $405 million (see Note 8), (ii) 14 outpatient medical buildings for $220 million, (iii) a portfolio of seven lab buildings for $180 million, (iv) a portfolio of two outpatient medical buildings for $23 million and provided the buyer with a mortgage loan secured by the real estate sold for $14 million (see Note 8), and (v) a portfolio comprised of a land parcel and various vacant buildings on certain of the Company’s senior housing campuses for $12 million, resulting in total net gain on sales of $179 million.
2023 Dispositions of Real Estate
During the year ended December 31, 2023, the Company sold two lab buildings for $113 million and two outpatient medical buildings for $32 million, resulting in total gain on sales of $81 million.
Held for Sale
As of December 31, 2025, six lab buildings and two outpatient medical buildings were classified as held for sale, with a carrying value of $81 million, primarily comprised of net real estate assets of $73 million and right-of-use assets of $7 million. As of December 31, 2025, liabilities related to the assets held for sale were $12 million, primarily comprised of lease liabilities of $9 million and deferred revenue of $3 million. Four of these lab buildings were sold in January 2026. As of December 31, 2024, one outpatient medical building was classified as held for sale, with a carrying value of $8 million, primarily comprised of net real estate assets. As of December 31, 2024, liabilities related to the asset held for sale were zero. This asset was sold during the year ended December 31, 2025.
NOTE 6.    Impairments of Real Estate

Impairment Charges
During the year ended December 31, 2025, the Company did not recognize any impairment charges on its consolidated real estate assets. See Note 9 for discussion of the Company’s other-than-temporary impairment charges related to certain unconsolidated joint ventures.
During the year ended December 31, 2024, the Company recognized an impairment charge of $13 million, which is reported in impairments and loan loss reserves (recoveries), net on the Consolidated Statements of Operations, related to one outpatient medical building that met the held for sale criteria. Upon classifying the asset as held for sale, the Company recognized an impairment charge to write down the building’s carrying value of $21 million to its fair value, less estimated costs to sell, of $8 million.
The fair value of the impaired asset was based on the forecasted sales price which is considered to be a Level 3 measurement within the fair value hierarchy. The Company’s fair value estimates primarily relied on a market approach, which utilized comparable market transactions and negotiations with prospective buyers.
During the year ended December 31, 2023, the Company did not recognize any impairment charges.

Casualty-Related Charges
During the years ended December 31, 2025, 2024, and 2023, the Company recognized $1 million, $29 million, and $(3) million, respectively, of net casualty-related charges (recoveries), which are recorded in other income (expense), net, on the Consolidated Statements of Operations. During the year ended December 31, 2025, such charges were primarily related to mitigation and other charges incurred related to prior claims for Hurricane Milton, partially offset by recoveries. During the year ended December 31, 2024, such charges were primarily related to damages as a result of Hurricane Milton, partially offset by recoveries from proceeds received for water damage at an outpatient medical building during the year then ended. During the year ended December 31, 2023, such recoveries were primarily attributable to proceeds received for water damage at an outpatient medical building. Also during the years ended December 31, 2025, 2024, and 2023, the Company collected business interruption proceeds of $0.3 million, $0.7 million and $4 million, respectively, which are recognized in rental and related revenues and resident fees and services on the Consolidated Statements of Operations.
Other Losses
See Note 8 for information related to the Company’s reserve for loan losses.
NOTE 7.    Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed income from operating leases	$1,565,590	$1,530,493	$1,236,502
Variable income from operating leases	591,153	556,703	395,303
Operating Leases
Future Minimum Rents
The following table summarizes future minimum lease payments to be received from tenants under non-cancelable operating leases as of December 31, 2025 (in thousands):

Year	Amount
2026	$1,429,141
2027	1,374,492
2028	1,272,129
2029	1,149,355
2030	986,141
Thereafter	3,597,746
$9,809,004

Tenant Purchase Options
Certain leases contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized base rent from leases subject to purchase options, summarized by the year the purchase options are exercisable, excluding leases related to assets classified as held for sale, are as follows (dollars in thousands):

Year	Annualized Base Rent(1)	Number of Properties
2026	$13,324	8
2027	14,185	8
2028	19,404	6
2029	6,466	7
2030	—	—
Thereafter	28,495	10
	$81,874	39
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
Lease Costs
The following tables provide information regarding the Company’s leases to which it is the lessee, such as corporate offices and ground leases (dollars in thousands):

	Year Ended December 31,
Lease Expense Information:	2025	2024	2023
Total lease expense	$23,168	$22,768	$17,010

Weighted Average Lease Term and Discount Rate:	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases(1)	47	48

Weighted average discount rate:
Operating leases	4.86%	4.79%
_______________________________________
(1)As of December 31, 2025 and 2024, the weighted average remaining lease term including the Company’s options to extend its operating leases was 64 years and 66 years, respectively.
The following table summarizes future minimum lease payments under non-cancelable ground and other operating leases, excluding amounts reported in liabilities related to assets held for sale, included in the Company’s lease liability as of December 31, 2025 (in thousands):

Year	Amount
2026	$21,049
2027	18,176
2028	18,209
2029	18,378
2030	15,654
Thereafter	741,080
Undiscounted minimum lease payments included in the lease liability	832,546
Less: imputed interest	(536,286)
Present value of lease liability	$296,260

Depreciation Expense
While the Company leases the majority of its property, plant, and equipment to various tenants under operating leases, in certain situations, the Company owns and operates certain property, plant, and equipment for general corporate purposes. Corporate assets are recorded within other assets within the Company’s Consolidated Balance Sheets and depreciation expense for those assets is recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2025 and 2024, the Company had $45 million and $38 million of corporate assets, respectively. Also included within other assets as of December 31, 2025 and 2024 was $10 million and $8 million, respectively, of accumulated depreciation related to corporate assets. Included within general and administrative expenses for the years ended December 31, 2025, 2024, and 2023 was $3 million, $2 million, and $3 million, respectively, of depreciation expense related to corporate assets.
Tenant Updates
During the first quarter of 2023, the Company wrote off $9 million of straight-line rent receivable associated with four in-place operating leases with Sorrento Therapeutics, Inc. (“Sorrento”), which commenced voluntary reorganization proceedings (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code during the period. This write-off was recognized as a reduction in rental and related revenues on the Consolidated Statements of Operations. Subsequent to the write-off, revenue related to this tenant was recognized on a cash basis. Sorrento also had a single development lease with the Company, but had not taken occupancy at the time of the Filing. During the year ended December 31, 2023, the Company filed proofs of claims for damages related to its rejected leases, which include the development lease and three of the four operating leases, $4 million of which was received by the Company by drawing on Sorrento’s letters of credit and security deposits. These cash proceeds were recognized as lease termination fee income, which is included in rental and related revenues on the Consolidated Statements of Operations.
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
In July 2024, the Company executed an early lease renewal for approximately 2 million square feet leased by CommonSpirit Health (“CommonSpirit”). The renewal, which is subject to a master agreement, extended the weighted average lease term of existing leases from July 2027 to December 2035, amended the contractual rents to current market rates, and increased the annual contractual lease escalations from 2.5% to 3.0%. In connection with this extension, CommonSpirit was provided the right to reduce the amount of space leased by up to approximately 200,000 square feet at any time after the original lease maturity dates. These termination rights were evaluated for likelihood of exercise in accordance with ASC 842 in the determination of the lease term. During the year ended December 31, 2025, CommonSpirit represented 6% of revenues for the outpatient medical segment and 3% of total revenues.
NOTE 8.    Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	December 31,
	2025	2024
Secured loans(1)	$583,460	$638,482
Mezzanine loans	47,690	50,314
Unamortized discounts and fees	(13,785)	(22,380)
Reserve for loan losses	(11,345)	(10,499)
Loans receivable, net	$606,020	$655,917
_______________________________________
(1)At December 31, 2025, the Company had $99 million of remaining commitments to fund additional principal on loans for outpatient medical and lab capital expenditure projects. At December 31, 2024, the Company had $85 million of remaining commitments to fund additional principal on loans for outpatient medical capital expenditure projects.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized $56 million, $40 million, and $22 million, respectively, of interest income related to loans receivable in interest income and other on the Consolidated Statements of Operations.

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
As of December 31, 2025, unamortized net discounts on the secured loans and mezzanine loans acquired were $0.5 million and $0.6 million, respectively. As of December 31, 2024, unamortized net discounts on the secured loans and mezzanine loans acquired were $1 million and $2 million, respectively. These discounts are recognized in interest income and other on the Consolidated Statements of Operations using the effective interest rate method over the remaining term of the loans.
Sunrise Senior Housing Portfolio Seller Financing
In conjunction with the sale of a portfolio of Senior Housing Operating Property (“SHOP”) facilities in January 2021, the Company provided the buyer with financing secured by the buyer’s equity ownership in each property. In February 2024, this secured loan was refinanced with the Company. In connection with the refinance, the Company received a partial principal repayment of $69 million and the maturity date was extended to August 2027. In May 2024, the Company received a partial principal repayment of $5 million in conjunction with the disposition of the underlying collateral. At December 31, 2024, this secured loan had an outstanding principal balance of $58 million. In August 2025, the Company received full repayment of the outstanding balance of this seller financing.
Other SHOP Seller Financing
In conjunction with another SHOP portfolio sale in January 2021, the Company provided the buyer with financing secured by the buyer’s equity ownership in each property. During the year ended December 31, 2023, the borrower made a partial principal repayment of $102 million. At December 31, 2024, this secured loan had an outstanding principal balance of $48 million. This secured loan matured in January 2025, at which time the Company received full repayment of the outstanding balance of this seller financing.
Outpatient Medical Seller Financing
In conjunction with the sale of 59 outpatient medical buildings for $674 million in July 2024 and the two outpatient medical buildings for $23 million in November 2024 (see Note 5), the Company provided the buyer with a mortgage loan secured by the real estate sold for $405 million and $14 million, respectively. The remainder of the sales price was received in cash at the time of sales. The seller financing has an initial term that matures in July 2026 and includes two 12-month extension options. The interest rate on the seller financing is fixed at 6.0% for the initial term and increases to 6.5% during the optional extension periods. The Company also received a $1 million loan origination fee in connection with the loan, which is being recognized in interest income over the remaining term of the loan. In connection with this seller financing, the Company reduced the gain on sales of real estate and recognized a mark-to-market discount of $21 million during the year ended December 31, 2024. This discount is based on the difference between the stated interest rate and the corresponding prevailing market rate as of the transaction date. The discount is recognized as interest income over the term of the discounted loan using the effective interest rate method. During the year ended December 31, 2025 and 2024, the Company recognized $6 million and $3 million, respectively, of non-cash interest income related to the amortization of this mark-to-market discount. As of December 31, 2025 and 2024, the unamortized mark-to-market discount was $12 million and $18 million, respectively.

Loans Receivable Activity
The following is a summary of the Company’s loans receivable activity for the periods presented (in thousands):

	Secured Loans	Mezzanine Loans
Loans receivable as of December 31, 2022	$350,837	$—
Add: Advances on and acquisitions of loans receivable	10,925	—
Less: Receipts on loans receivable and other reductions	(183,084)	—
Loans receivable as of December 31, 2023	178,678	—
Add: Advances on and acquisitions of loans receivable(1)	537,520	52,667
Less: Receipts on loans receivable and other reductions	(77,716)	(2,353)
Loans receivable as of December 31, 2024	638,482	50,314
Add: Advances on and acquisitions of loans receivable	87,648	4,756
Less: Receipts on loans receivable and other reductions	(142,670)	(7,380)
Loans receivable as of December 31, 2025	$583,460	$47,690
_______________________________________
(1)Includes loans acquired as part of the Merger and the Outpatient Medical Seller Financing discussed above.
In January 2026, the Company entered into and funded a $10 million loan secured by a land parcel and received full repayment of the outstanding balance of one $5 million mezzanine loan.
Loans Receivable Internal Ratings
Refer to Note 2 for a discussion of the Company’s quarterly review process over its loans receivable and the related internal ratings process. The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of December 31, 2025 (in thousands):

Investment Type	Year of Origination(1)						Total
	2025	2024	2023	2022	2021	Prior
Secured loans
Risk rating:
Performing loans	$44,052	$450,352	$39,771	$31,545	$—	$—	$565,720
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$44,052	$450,352	$39,771	$31,545	$—	$—	$565,720
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$4,217	$12,890	$—	$3,194	$7,782	$12,217	$40,300
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$4,217	$12,890	$—	$3,194	$7,782	$12,217	$40,300
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
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

Reserve for Loan Losses
Refer to Note 2 for a discussion of the Company’s assessment of current expected credit losses for loans receivable and unfunded loan commitments. The following table summarizes the Company’s reserve for loan losses (in thousands):

	December 31,
	2025			2024			2023
	Secured Loans	Mezzanine Loans	Total	Secured Loans	Mezzanine Loans	Total	Secured Loans	Mezzanine Loans	Total
Reserve for loan losses, beginning of period	$5,574	$4,925	$10,499	$2,830	$—	$2,830	$8,280	$—	$8,280
Provision for expected loan losses on funded loans receivable	908	2,215	3,123	2,744	4,925	7,669	2,088	—	2,088
Expected loan losses (recoveries) related to loans sold or repaid	(1,732)	(545)	(2,277)	—	—	—	(7,538)	—	(7,538)
Reserve for loan losses, end of period	$4,750	$6,595	$11,345	$5,574	$4,925	$10,499	$2,830	$—	$2,830
Additionally, at December 31, 2025 and 2024, a liability of $1.1 million and $2.9 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the year ended December 31, 2025 is primarily due to reserves recognized on new and amended loans during the year then ended, partially offset by recoveries related to loans repaid during the same period.
NOTE 9. Investments in Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2025	2024
SWF SH JV	Senior housing	19	54	$312,709	$322,551
South San Francisco JVs(3)	Lab	7	70	285,387	446,145
Callan Ridge JV	Lab	2	35	74,369	69,709
HQ Point Preferred Equity Investment(2)	Other	2	36	53,859	—
Lab JV	Lab	1	49	31,406	29,916
PMAK JV(2)	Outpatient medical	59	12	21,711	32,511
Needham Land Parcel JV(2)	Lab	—	38	12,453	21,348
Outpatient Medical JVs(4)	Outpatient medical	2	20 - 67	7,177	7,199
Davis JV	Outpatient medical	19	48	3,530	7,435
				$802,601	$936,814
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures.
(2)Property counts and ownership percentages are as of December 31, 2025. Land held for development and the properties underlying the PMAK JV and HQ Point Preferred Equity Investment are excluded from the Company’s total property count.
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
Sovereign Wealth Fund Senior Housing JV
In January 2026, the Company acquired the remaining 46.5% interest in the SWF SH JV for $312 million, bringing the Company’s ownership interest in the 19 senior housing properties to 100%.

HQ Point Preferred Equity Investment
In February 2025, the Company made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California. This investment is entitled to a preferred return, and the Company committed to fund up to a total investment of $50 million, all of which had been funded as of December 31, 2025.
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
Other-Than-Temporary Impairments
During the three months ended September 30, 2025, indicators of impairment were identified related to the cumulative impact of depressed biotechnology capital raising, lower market rents, increased capitalization rates, and oversupply affecting the life science industry. These conditions were a shift since the time of formation of the South San Francisco JVs, a period marked by historically low interest rates coupled with market rents and valuations at or near industry highs when the JV partner acquired its 30% interest. As the South San Francisco JVs include recently completed and in-process redevelopment properties, these economic conditions resulted in an increase to the timeframe required to reach stabilized occupancy and changes to management’s estimates of market rents upon completion of redevelopment activities. Additionally, there was a shift in development plans of the Needham Land Parcel JV from a life science development to a mixed-use project, resulting in an extended timeline and delayed project commencement.
These circumstances contributed to a sustained decrease in the value of these investments. During the three months ended September 30, 2025, the Company determined that the length of time and extent of the decline in fair values below carrying values represent other-than-temporary impairments. Accordingly, during the three months ended September 30, 2025, the Company recorded impairment charges of $169 million related to its investments in the South San Francisco JVs and $7 million related to its investment in the Needham Land Parcel JV, net of a $2 million income tax benefit. These impairment charges were recognized in equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The discounted cash flow models utilized to determine the impairment charges were considered Level 3 measurements within the fair value hierarchy. These discounted cash flow models utilized the following key assumptions: (i) forecasted occupancy and market rents, (ii) a terminal capitalization rate of 6.50%, (iii) discount rates ranging from 7.50% to 8.75%, with a weighted average of 7.95% (weighted by each property’s relative fair value), (iv) expected capital expenditures, and (v) specific to Needham Land Parcel JV, land values based on a comparable sales approach.
Basis Differences
At December 31, 2024, the aggregate unamortized basis difference was a $42 million increase in investments in unconsolidated joint ventures, which was primarily attributable to (i) the difference between the amount for which the Company purchased its interest in certain joint ventures and the historical carrying value of the net assets of the related joint ventures and (ii) capitalized interest related to the redevelopment activities at the South San Francisco JVs. At December 31, 2025, the aggregate unamortized basis difference was a $134 million net reduction in investments in unconsolidated joint ventures, which was primarily attributable to the-other-than-temporary impairment charges recognized in 2025 and the aforementioned impacts to December 31, 2024, as discussed above. The differences are amortized over the remaining useful lives of the related assets and are included in equity income (loss) from unconsolidated joint ventures.

NOTE 10.    Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

	December 31,
Intangible lease assets	2025	2024
Gross intangible lease assets(1)	$1,377,039	$1,468,985
Accumulated depreciation and amortization(2)	(722,523)	(651,731)
Intangible assets	$654,516	$817,254

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)As of December 31, 2025 and 2024, includes $1.33 billion and $1.42 billion, respectively, of gross lease-up intangibles and $43 million and $45 million, respectively, of gross above market lease intangibles.
(2)As of December 31, 2025 and 2024, includes $705 million and $640 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $17 million and $12 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

	December 31,
Intangible lease liabilities	2025	2024
Gross intangible lease liabilities	$316,197	$351,602
Accumulated depreciation and amortization	(142,500)	(159,718)
Intangible liabilities	$173,697	$191,884

Weighted average remaining amortization period in years	9	9
The following table sets forth amortization related to intangible assets and intangible liabilities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization expense related to amortization of lease-up intangibles	$264,614	$273,146	$102,249
Rental and related revenues related to amortization of net below market lease liabilities	39,499	62,894	27,012
During the year ended December 31, 2025, in conjunction with the Company’s acquisitions of real estate, the Company acquired $137 million of intangible assets with a weighted average amortization period at acquisition of seven years and $31 million of intangible liabilities with a weighted average amortization period at acquisition of eight years.
On the Closing Date of the Merger, the Company acquired intangible assets of $891 million, inclusive of $852 million of lease-up intangibles and $39 million of above market lease intangibles. Also on the Closing Date of the Merger, the Company assumed intangible liabilities of $150 million (see Note 3). The intangible assets and liabilities acquired had a weighted average amortization period at acquisition of six years and nine years, respectively.

The following table summarizes the estimated annual amortization for each of the five succeeding fiscal years and thereafter (in thousands):

	Rental and Related Revenues	Depreciation and Amortization
2026	$27,662	$188,913
2027	23,939	121,227
2028	19,343	90,323
2029	15,375	66,330
2030	13,672	49,933
Thereafter	47,989	112,073
	$147,980	$628,799
Goodwill
In connection with the Merger, the Company recognized goodwill of $51 million, which was allocated to the Company’s outpatient medical segment (see Note 3). At December 31, 2025 and 2024, goodwill was allocated to the Company’s segment assets as follows (in thousands):

	December 31,
Segment	2025	2024(1)
Outpatient medical	$64,680	$64,680
Senior housing	3,849	3,849
	$68,529	$68,529
_______________________________________
(1)In connection with the segment changes as discussed in Note 16, goodwill previously attributable to other non-reportable segments has been recast to be attributable to senior housing.
During the years ended December 31, 2025, 2024, and 2023, the fair value of the assets within each of the Company’s reporting units was greater than the respective carrying value of the assets, including the related goodwill, and as a result, no impairment charges were recognized.
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
In connection with the assumption of the 2028 Term Loan, the Company acquired three related interest rate swap instruments that were redesignated as cash flow hedges as of the Closing Date. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of December 31, 2025, the 2028 Term Loan had a blended fixed effective interest rate of 4.44%, inclusive of the impact of these interest rate swap instruments and amortization of the related premium. See also Note 22 for a discussion of the impact of the related interest rate swap instruments.
Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) Daily SOFR. In October 2025, the Company executed an amendment to the 2028 Term Loan to remove a 10 basis point adjustment related to SOFR transition from the determination of the margin. The applicable margin under the 2028 Term Loan ranges from 0.85% to 1.65% for Daily SOFR loans and is based on the Company’s and Healthpeak OP’s credit ratings. Based on the Company’s credit ratings as of December 31, 2025, the margin on the 2028 Term Loan was 0.90%.

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
Bank Line of Credit and Term Loans
Revolving Facility
As of December 31, 2025, the Company’s unsecured revolving line of credit facility had aggregate commitments of $3.0 billion and matures on January 19, 2029, which may be further extended pursuant to two six-month extension options, subject to certain customary conditions (the “Revolving Facility”). Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark, SOFR, plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. On March 1, 2024, concurrently with the consummation of the Merger, the Company executed an amendment to the Revolving Facility to, among other things, join DOC DR Holdco and DOC DR OP Sub as guarantors of Healthpeak OP’s obligations under the Revolving Facility. In October 2025, the Company executed an amendment to the Revolving Facility to, among other immaterial changes, remove a 10 basis point adjustment related to SOFR transition from the determination of the margin. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at December 31, 2025, the margin on the Revolving Facility was 0.78% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of December 31, 2025 and 2024, the Company had no balance outstanding under the Revolving Facility.
Term Loan Agreement
The Company previously entered into a term loan agreement (as amended or modified, the “Term Loan Agreement”) that provided for two senior unsecured delayed draw term loans in an aggregate principal amount of up to $500 million. As of December 31, 2025, the Company had drawn the entirety of this $500 million principal balance (the “2027 Term Loans”). $250 million of the 2027 Term Loans matures on February 22, 2027, which may be extended for a one-year period subject to certain customary conditions. The other $250 million of the 2027 Term Loans matures on August 22, 2027 with no option to extend.
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
In October 2025, the Company executed an amendment to the Term Loan Agreement to remove a 10 basis point adjustment related to SOFR transition from the determination of the margin.
As of December 31, 2025, the unused borrowing capacity under the Term Loan Agreement was $250 million. At each of December 31, 2025 and 2024, the Company had $1.25 billion of loans outstanding under the Term Loan Agreement.

Loans outstanding under the 2027 Term Loans accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loans also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loans may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of December 31, 2025, and inclusive of achievement of a sustainability-linked metric, the margin on the 2027 Term Loans was 0.84%.
The Company has two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 22). The 2027 Term Loans associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of December 31, 2025, the 2027 Term Loans had a blended fixed effective interest rate of 3.76%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of December 31, 2025, the margin on the 2029 Term Loan was 0.85%.
In January 2024, the Company entered into forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 22). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of December 31, 2025, the 2029 Term Loan had a blended fixed effective interest rate of 4.66%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
The Revolving Facility, 2027 Term Loans, 2028 Term Loan, and 2029 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at December 31, 2025.
Commercial Paper Program
The Company has an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of December 31, 2025 and 2024, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. During each of the years ended December 31, 2025, 2024, and 2023, the Company recognized $9 million of interest expense related to fees and amortization of debt issuance costs in connection with its Commercial Paper Program and Revolving Facility. At December 31, 2025, the Company had $1.1 billion of notes outstanding under the Commercial Paper Program, with original maturities of approximately 39 days and a weighted average interest rate of 4.02%. At December 31, 2024, the Company had $150 million of notes outstanding under the Commercial Paper Program, with original maturities of approximately 25 days and a weighted average interest rate of 4.65%.
Senior Unsecured Notes
At December 31, 2025 and 2024, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.9 billion and $6.7 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at December 31, 2025.

The following table summarizes the Company’s senior unsecured note issuances for the years ended December 31, 2025 and 2023 (dollars in thousands):

Issue Date	Amount	Coupon Rate(1)	Maturity Year
Year ended December 31, 2025:
February 14, 2025	$500,000	5.38%	2035
August 14, 2025	500,000	4.75%	2033
Year ended December 31, 2023:
January 17, 2023	400,000	5.25%	2032
May 10, 2023(2)	350,000	5.25%	2032
_______________________________________
(1)The effective interest rate, which includes amortization of debt discounts and debt issuance costs, is 5.56% for the senior unsecured notes issued in February 2025, 5.02% for the senior unsecured notes issued in August 2025, 5.40% for the senior unsecured notes issued in January 2023, and 5.59% for the senior unsecured notes issued in May 2023.
(2)In May 2023, the Company issued $350 million of 5.25% senior unsecured notes due 2032, which constituted an additional issuance of, and are treated as a single series with, the $400 million of senior unsecured notes due 2032 issued in January 2023.
The following table summarizes the Company’s senior unsecured note repayments during the year ended December 31, 2025 (dollars in thousands):

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
Mortgage Debt
At December 31, 2025 and 2024, the Company had $349 million and $356 million, respectively, in aggregate principal of mortgage debt outstanding. At December 31, 2025, this mortgage debt was secured by 18 outpatient medical buildings and two life plan communities, with an aggregate carrying value of $747 million. At December 31, 2024, this mortgage debt was secured by 19 outpatient medical buildings and two life plan communities, with an aggregate carrying value of $770 million.
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
During the years ended December 31, 2025, 2024, and 2023, the Company made aggregate principal repayments of mortgage debt of $7 million, $27 million, and $90 million, respectively. Included in the $7 million of aggregate principal payments of mortgage debt for the year ended December 31, 2025 was a $4 million full principal repayment of mortgage debt secured by one outpatient medical building that matured in March 2025. Included in the $27 million of aggregate principal payments of mortgage debt for the year ended December 31, 2024 was a $23 million full principal repayment of mortgage debt secured by one outpatient medical building acquired as part of the Merger that matured in November 2024. Included in the $90 million of aggregate principal repayments of mortgage debt for the year ended December 31, 2023 was an $85 million full principal repayment of mortgage debt secured by one life plan community that matured in December 2023.
In January 2026, the Company made a $103 million early full repayment of mortgage debt secured by two life plan communities with original maturities in December 2026.

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
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at December 31, 2025 (dollars in thousands):

				Senior Unsecured Notes(3)		Mortgage Debt(4)
Year	Bank Line of Credit(1)	Commercial Paper(1)(2)	Term Loans	Amount	Interest Rate(5)	Amount	Interest Rate(5)	Total
2026	$—	$—	$—	$650,000	3.40%	$344,999	4.87%	$994,999
2027	—	—	500,000	850,000	3.23%	842	4.73%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,775	3.83%	1,252,775
2029	—	1,078,850	750,000	650,000	3.65%	—	—%	2,478,850
2030	—	—	—	750,000	3.14%	—	—%	750,000
Thereafter	—	—	—	3,150,000	5.08%	—	—%	3,150,000
	—	1,078,850	1,650,000	6,900,000		348,616		9,977,466
Premiums, (discounts), and debt issuance costs, net	—	—	(2,887)	(127,278)		593		(129,572)
	$—	$1,078,850	$1,647,113	$6,772,722		$349,209		$9,847,894
_______________________________________
(1)As of December 31, 2025, total unamortized debt issuance costs for the Revolving Facility and Commercial Paper Program were $14 million, which are recorded in other assets on the Consolidated Balance Sheets.
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
(4)Effective interest rates on the mortgage debt range from 3.43% to 6.58% with a weighted average effective interest rate of 4.86% and a weighted average maturity of approximately 1 year. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
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
DownREITs and Other Partnerships
In connection with the formation of DownREITs, members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. As of December 31, 2025, the Company had indemnification agreements on a total of 28 properties within its DownREITs.

Additionally, the Company owns a 49% interest in the Lab JV (see Note 9). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.
Commitments
The following table summarizes the Company’s material commitments, excluding obligations as the lessee under operating leases (see Note 7), commitments to fund additional loans for development and redevelopment projects (see Note 8), debt service obligations (see Note 11), and potential future obligations related to redeemable noncontrolling interests (see Note 13) at December 31, 2025 (in thousands):

Amount
Development and redevelopment commitments(1)	$167,811
Lease and other contractual commitments(2)	53,911
Letters of credit(3)	16,425
$238,147
_______________________________________
(1)Represents construction and other commitments as of December 31, 2025 for developments and redevelopments in progress and includes allowances for Company-owned tenant improvements that the Company has provided as a lessor.
(2)Represents the Company’s commitments, as lessor, under signed leases and contracts for operating properties as of December 31, 2025 and includes allowances for Company-owned tenant improvements and leasing commissions. Excludes allowances for Company-owned tenant improvements related to developments and redevelopments in progress for which the Company has executed an agreement with a general contractor to complete the tenant improvements (recognized in the “Development and redevelopment commitments” line).
(3)Represents 16 outstanding letter of credit obligations totaling $16 million.
Minimum Liquid Reserve
For the Company’s life plan communities, state licensing authorities require the Company to maintain MLR balances in escrow accounts based upon certain financial calculations. This requirement mitigates the risk of a community failure, whereby the Company would be obligated to repay the balance of entrance fees to its residents. The reserve balances required by state licensing authorities at December 31, 2025 was $95 million, which was met through $43 million of restricted cash held in escrow and $52 million of promissory notes. These promissory notes are issued between the Company and certain of its operating subsidiaries, which represents intercompany activity that is eliminated in the Consolidated Financial Statements.
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

NOTE 13.    Equity and Redeemable Noncontrolling Interests

Dividends
On January 4, 2026, the Company’s Board of Directors declared a monthly common stock cash dividend of $0.10167 per share for each of January, February, and March 2026, payable on January 30, 2026, February 27, 2026, and March 31, 2026, respectively, to stockholders of record as of the close of business on January 16, 2026, February 13, 2026, and March 17, 2026, respectively.
During the years ended December 31, 2025, 2024, and 2023, the Company declared and paid common stock cash dividends of $1.22, $1.20 and $1.20 per share, respectively.
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
At-The-Market Equity Offering Program
In February 2023, in connection with the Reorganization, the Company terminated its previous at-the-market equity offering program and established a new at-the-market equity offering program (the “ATM Program”). The ATM Program was amended in: (i) March 2024 to contemplate the sale of the remaining shares of common stock pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 8, 2024 and (ii) each of May 2024 and February 2025 to add certain banks as sales agents, a forward seller, and a forward purchaser under the ATM Program. The ATM Program allows for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (each, an “ATM forward contract”). The use of ATM forward contracts allows the Company to lock in a share price on the sale of shares at the time the ATM forward contract becomes effective, but defer receiving the proceeds from the sale of shares until a later date.
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
At December 31, 2025, $1.5 billion of the Company’s common stock remained available for sale under the ATM Program.
ATM Forward Contracts
During each of the years ended December 31, 2025, 2024, and 2023, the Company did not utilize the forward provisions under the ATM Program.
ATM Direct Issuances
During each of the years ended December 31, 2025, 2024, and 2023, there were no direct issuances of shares of common stock under the ATM Program.
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

On July 24, 2024, the Company’s Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the 2022 Share Repurchase Program. Upon adoption of the 2024 Share Repurchase Program, no further share repurchases may be made pursuant to the 2022 Share Repurchase Program. Under the 2024 Share Repurchase Program, the Company may acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2024, there were no repurchases under the 2024 Share Repurchase Program. During the year ended December 31, 2025, the Company repurchased 5.09 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $18.50 per share for a total of $94 million. At December 31, 2025, $406 million remained available for the repurchase of the Company’s common stock under the 2024 Share Repurchase Program.
Other Common Stock Activities
The following table summarizes the Company’s other common stock activities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Dividend reinvestment and stock purchase plan	$73	$57	$70
Conversion of non-managing member units to common stock	191	256	72
Vesting of restricted stock units	523	377	613
Repurchase of common stock	5,235	10,592	241
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2025	2024
Unrealized gains (losses) on derivatives, net	$(8,110)	$30,707
Supplemental Executive Retirement Plan minimum liability	(1,827)	(1,889)
Total accumulated other comprehensive income (loss)	$(9,937)	$28,818
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
During the year ended December 31, 2025, the Company entered into (i) two outpatient medical development joint ventures that the Put Option becomes redeemable upon completion of the related development projects and (ii) the Gateway Crossing JV (see Note 4) that the Put Option becomes redeemable after a predetermined passage of time.

As of December 31, 2025, (i) the estimated redemption value of the redeemable noncontrolling interests with currently exercisable Put Options was $14 million, (ii) the estimated redemption value of the redeemable noncontrolling interests that will become exercisable upon completion of each of the related development projects was $13 million, and (iii) the estimated redemption value of the Gateway Crossing JV was $132 million. In January 2026, the Company acquired the remaining 50% interest of the Gateway Crossing JV for $132 million, terminating the Put Option of the noncontrolling interest holder.
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
Healthpeak OP
Immediately following the Reorganization, Healthpeak Properties, Inc. was the initial sole member and 100% owner of Healthpeak OP. Subsequent to the Reorganization, OP Unitholders were issued approximately 2 million OP Units during the year ended December 31, 2023, all of which were LTIP Units (as defined in Note 15). During each of the years ended December 31, 2025 and 2024, OP Unitholders were issued approximately 2 million OP Units, all of which were LTIP Units. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their OP Units rather than using cash. As of December 31, 2025, there were approximately 4 million OP Units outstanding and 275 thousand had met the criteria for redemption. As of December 31, 2025, the value of the OP Units that had met the criteria for redemption based on the closing stock price on December 31, 2025 was $4 million. As of December 31, 2024, there were approximately 3 million OP Units outstanding and 76 thousand had met the criteria for redemption. As of December 31, 2024, the value of the OP Units that had met the criteria for redemption based on the closing stock price on December 31, 2024 was $2 million.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At each of December 31, 2025 and 2024, there were approximately 11 million DownREIT units (13 million and 14 million shares of Healthpeak common stock are issuable upon conversion, respectively) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At December 31, 2025 and 2024, the carrying value of the 11 million DownREIT units was $307 million and $310 million, respectively. The market value of the 11 million DownREIT units based on the closing stock price on December 31, 2025 and 2024 was $215 million and $274 million, respectively.
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
The Company considers the potential dilution resulting from forward agreements under its ATM Program to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. Refer to Note 13 for a discussion of the sale of shares under and settlement of forward sales agreements, of which there were none during the years ended December 31, 2025, 2024, and 2023.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator - Basic
Net income (loss)	$101,027	$267,303	$334,757
Noncontrolling interests’ share in earnings	(29,680)	(24,161)	(28,748)
Net income (loss) attributable to Healthpeak Properties, Inc.	71,347	243,142	306,009
Less: Participating securities’ share in earnings	(834)	(758)	(1,725)
Net income (loss) applicable to common shares	$70,513	$242,384	$304,284
Numerator - Dilutive
Net income (loss) applicable to common shares	$70,513	$242,384	$304,284
Add: distributions on dilutive convertible units and other	—	107	—
Dilutive net income (loss) available to common shares	$70,513	$242,491	$304,284
Denominator
Basic weighted average shares outstanding	696,026	675,680	547,006
Dilutive potential common shares - equity awards(1)	18	148	269
Dilutive potential common shares - OP Units(2)	—	405	—
Diluted weighted average common shares	696,044	676,233	547,275
Earnings (loss) per common share
Basic	$0.10	$0.36	$0.56
Diluted	$0.10	$0.36	$0.56
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units).
(2)For the year ended December 31, 2025, all 4 million outstanding OP Units were anti-dilutive. For the year ended December 31, 2024, represents the dilutive impact of 3 million outstanding OP Units.
For the years ended December 31, 2025, 2024, and 2023, all 13 million, 14 million, and 7 million shares issuable upon conversion of DownREIT units, respectively, were not included because they were anti-dilutive.
NOTE 15.    Compensation Plans

Stock-Based Compensation
On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan, which was amended and restated in 2009 (the “2006 Plan”). On May 1, 2014, the Company’s stockholders approved the 2014 Performance Incentive Plan, which was amended and restated in 2019 and further amended in 2023 (the “2014 Plan”). Following the adoption of the 2014 Plan, no new awards were issued under the 2006 Plan. On April 27, 2023, the Company’s stockholders approved the 2023 Performance Plan (the “2023 Plan” and collectively with the 2006 Plan and the 2014 Plan, the “Plans”). Following the adoption of the 2023 Plan, no new awards may be issued under the 2014 Plan. The Plans provide for the granting of stock-based compensation to officers, employees, and directors, including stock options, restricted stock, restricted stock units, and with respect to the 2014 and 2023 Plans, profits interests in Healthpeak OP (“LTIP Units”). The maximum number of shares reserved for awards under the 2023 Plan is 31 million shares, and, as of December 31, 2025, 26 million of the reserved shares under the 2023 Plan are available for future awards, of which 18 million shares may be issued as restricted stock, restricted stock units, or LTIP Units.

Restricted Stock Units
Under the Plans, time-based restricted stock units and market-based restricted stock units (collectively, “Restricted Stock Units”) are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. Restrictions on certain awards generally lapse, as provided in the Plans or in the applicable award agreement, upon retirement, a change in control, or other specified events. The fair market value of Restricted Stock Units is expensed over the period of vesting. Time-based restricted stock units, which vest based solely upon passage of time, generally vest on a graded schedule over a period of one to three years. The fair value of time-based restricted stock units is determined based on the closing market price of the Company’s shares on the grant date. Market-based restricted stock units, which vest dependent upon attainment of total shareholder return (“TSR”) performance that equal or exceed threshold levels as measured against certain peer and industry benchmarks, generally vest in their entirety at the end of a three-year performance period. The number of shares that ultimately vest based on performance can vary from 0% to 200% of target depending on the level of achievement of the performance criteria. The fair value of market-based restricted stock units is determined based on the Monte Carlo valuation model primarily using the following assumptions for awards granted during the years ended December 31, 2025, 2024, and 2023, respectively: (i) expected term of 3 years, 3 years, and 3 years (equal to the remaining performance period at the grant date), (ii) historical volatility of 27.0%, 26.0%, and 33.0%, (iii) dividend yield of 5.7%, 5.2%, and 4.4%, (iv) risk-free rate of 4.3%, 4.5%, and 4.4%, and (v) post-vesting restrictions discount of 7.5%, 10.0%, and 10.0%. The total grant date fair value of time-based restricted stock units and market-based restricted stock units granted during the years ended December 31, 2025, 2024, and 2023 was $7 million, $11 million, and $9 million, respectively. The total fair value (at vesting) of time-based restricted stock units and market-based restricted stock units that vested during the years ended December 31, 2025, 2024, and 2023 was $9 million, $7 million, and $16 million, respectively.
Upon vesting of Restricted Stock Units, the participant is required to pay the related tax withholding obligation, as applicable. The Company reduces the number of common stock shares delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company’s common stock on the trading date prior to the relevant transaction occurring. During the years ended December 31, 2025, 2024, and 2023, the Company withheld 142,000, 123,000, and 241,000 shares, respectively, to offset tax withholding obligations with respect to the vesting of the Restricted Stock Units.
LTIP Units
During each of the years ended December 31, 2025, 2024, and 2023, approximately 2 million LTIP Units were issued to officers of the Company. These awards are designed to qualify as “profits interests” in Healthpeak OP for federal income tax purposes. Such interests are initially not economically equivalent in value to a share of common stock until reaching one-for-one parity with the Company’s common stock, subject to any vesting conditions applicable to the award. When certain conditions are met, LTIP Units are converted to common units, which may then be redeemed for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP (see also Note 13).
Under the Plans, time-based LTIP Units and market-based LTIP Units (collectively, “LTIP Units”), are granted subject to certain restrictions. Time-based LTIP Units, which vest solely upon passage of time, generally vest over a period of one to six years. The fair value of the time-based LTIP Units is determined based on the closing market price of the Company’s shares on the grant date less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the time-based LTIP Units reaching parity. The market-based LTIP Units are granted at the maximum potential payout, inclusive of expected distributions during the performance period. Market-based LTIP Units, which vest dependent upon attainment of various levels of TSR performance that equal or exceed threshold levels as measured against certain peer and industry benchmarks, generally vest in their entirety at the end of a three-year performance period. The number of market-based LTIP Units that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of the performance criteria, and any difference from the original grant are forfeited. The fair value of market-based LTIP Units granted during the years ended December 31, 2025, 2024, and 2023 is determined based on the Monte Carlo valuation model using the same assumptions as market-based restricted stock units described above less a discount for post-vesting restrictions, liquidity risk, and uncertainty of the market-based LTIP Units reaching parity with the value of the Company’s common stock and the vesting terms of the awards. The total grant date fair value of LTIP Units granted during the years ended December 31, 2025, 2024, and 2023 was $23 million, $13 million, and $29 million, respectively. The total fair value (at vesting) of LTIP Units that vested during the years ended December 31, 2025, 2024, and 2023 was $7 million, $3 million and $2 million, respectively.

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
The following table summarizes Restricted Stock Unit and LTIP Unit activity for the year ended December 31, 2025 (units in thousands):

	Restricted Stock Units		LTIP Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	875	$22.70	2,902	$10.88
Granted	388	19.33	2,051	11.25
Vested	(474)	24.38	(398)	18.40
Forfeited	(230)	22.03	(858)	10.52
Unvested at December 31, 2025	559	$19.20	3,697	$10.12
Compensation Cost
Stock-based compensation cost recognized in general and administrative expenses was $20 million, $20 million, and $19 million for the years ended December 31, 2025, 2024, and 2023, respectively. Of the total stock-based compensation cost, $6 million, $4 million and $4 million, respectively, was capitalized as part of real estate for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, there was $22 million of future expenses related to unvested stock-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of 1.4 years associated with future employee service. Compensation cost recognized for all Restricted Stock Units and LTIP Units is net of actual forfeitures.

NOTE 16.    Segment Disclosures

The Company’s operating segments, based on how its chief operating decision maker (“CODM”), the President and CEO, evaluates the business and allocates resources, are as follows: (i) outpatient medical, (ii) lab, (iii) senior housing, (iv) loans receivable, (v) a preferred equity investment, and (vi) three other properties. The Company’s reportable segments, as determined in accordance with ASC 280, Segment Reporting, are as follows: (i) outpatient medical, (ii) lab, and (iii) senior housing. The loans receivable, preferred equity investment, and three other properties are non-reportable segments that have been presented on a combined basis within the Notes to the Consolidated Financial Statements herein. The accounting policies of the segments are the same as those described in the Company’s Summary of Significant Accounting Policies (see Note 2).
During the fourth quarter of 2025, in connection with the planned Offering of Janus Living and various other strategic initiatives, the Company’s CODM began evaluating the Company’s life plan communities and the SWF SH JV as a single operating and reportable segment, referred to as senior housing. Also during the fourth quarter of 2025, two other properties were reclassified from the outpatient medical segment to the other non-reportable segments as these properties are not representative of the characteristics of the outpatient medical segment and therefore, are no longer evaluated by the CODM in conjunction with the remaining outpatient medical properties. Also included in other non-reportable segments as of December 31, 2025 is one other property that was acquired as part of the Gateway Crossing acquisition. Accordingly, all prior period segment information has been recast to conform to the current period presentation.
The CODM evaluates performance based on property Adjusted NOI. Adjusted NOI is used to evaluate performance because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting it on an unlevered basis. Adjusted NOI represents real estate revenues (inclusive of rental and related revenues, resident fees and services, and government grant income and exclusive of interest income), less property level operating expenses; Adjusted NOI excludes all other financial statement amounts included in net income (loss). Adjusted NOI eliminates the effects of straight-line rents, amortization of market lease intangibles, termination fees, operator transition costs, and actuarial reserves for insurance claims that have been incurred but not reported.
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

The following table summarizes financial information for the reportable segments for the year ended December 31, 2025 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$1,273,505	$860,020	$603,989	$2,737,514
Operating expenses(1)	(424,141)	(245,159)	(447,854)	(1,117,154)
Healthpeak’s share of unconsolidated joint venture revenues less expenses	17,994	17,024	23,068	58,086
Noncontrolling interests’ share of consolidated joint venture revenues less expenses	(27,817)	(33)	—	(27,850)
Adjustments to NOI(2)	(43,698)	(64,494)	(2,462)	(110,654)
Adjusted NOI for reportable segments	$795,843	$567,358	$176,741	$1,539,942
Plus: Adjustments to NOI(2)				110,654
Other non-reportable revenues				23,218
Interest income and other				61,780
Other non-reportable operating expenses				(11,945)
Depreciation and amortization				(1,058,865)
Interest expense				(305,178)
General and administrative				(90,416)
Transaction and merger-related costs				(25,520)
Impairments and loan loss reserves, net				893
Gain (loss) on sales of real estate, net				69,488
Other income (expense), net				479
Less: Healthpeak’s share of unconsolidated joint venture revenues less expenses				(58,086)
Plus: Noncontrolling interests’ share of consolidated joint venture revenues less expenses				27,850
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$284,294
_______________________________________
(1)See reconciliation of significant expense categories below.
(2)Represents straight-line rents, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.
The following table summarizes the Company’s significant expense categories by reportable segment for the year ended December 31, 2025 (in thousands):

	Outpatient Medical	Lab	Senior Housing
Compensation and property management	$58,955	$33,695	$286,689
Food	—	—	27,263
Real estate taxes	97,633	77,140	15,937
Repairs and maintenance	65,311	35,529	20,212
Utilities	74,798	47,853	23,602
Other segment items(1)	127,444	50,942	74,151
Operating expenses	$424,141	$245,159	$447,854
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.
•Senior housing – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other expense.

The following table summarizes financial information for the reportable segments for the year ended December 31, 2024 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$1,184,660	$881,452	$568,475	$2,634,587
Operating expenses(1)	(395,105)	(239,620)	(429,248)	(1,063,973)
Healthpeak’s share of unconsolidated joint venture revenues less expenses	15,007	13,367	22,303	50,677
Noncontrolling interests’ share of consolidated joint venture revenues less expenses	(27,061)	(144)	—	(27,205)
Adjustments to NOI(2)	(38,203)	(64,449)	(3,024)	(105,676)
Adjusted NOI for reportable segments	$739,298	$590,606	$158,506	$1,488,410
Plus: Adjustments to NOI(2)				105,676
Other non-reportable revenues				21,084
Interest income and other				44,778
Other non-reportable operating expenses				(10,888)
Depreciation and amortization				(1,057,205)
Interest expense				(280,430)
General and administrative				(97,162)
Transaction and merger-related costs				(132,685)
Impairments and loan loss reserves, net				(22,978)
Gain (loss) on sales of real estate, net				178,695
Other income (expense), net				59,345
Less: Healthpeak’s share of unconsolidated joint venture revenues less expenses				(50,677)
Plus: Noncontrolling interests’ share of consolidated joint venture revenues less expenses				27,205
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$273,168
_______________________________________
(1)See reconciliation of significant expense categories below.
(2)Represents straight-line rents, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.
The following table summarizes the Company’s significant expense categories by reportable segment for the year ended December 31, 2024 (in thousands):

	Outpatient Medical	Lab	Senior Housing
Compensation and property management	$54,554	$33,058	$277,686
Food	—	—	26,513
Real estate taxes	93,583	78,488	15,472
Repairs and maintenance	58,589	30,555	18,373
Utilities	68,199	50,793	22,309
Other segment items(1)	120,180	46,726	68,895
Operating expenses	$395,105	$239,620	$429,248
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.
•Senior Housing – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other expense.

The following table summarizes financial information for the reportable segments for the year ended December 31, 2023 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$732,279	$878,326	$527,417	$2,138,022
Government grant income(1)	—	—	184	184
Operating expenses(2)	(252,744)	(229,630)	(413,472)	(895,846)
Healthpeak’s share of unconsolidated joint venture revenues less expenses	1,844	5,832	21,844	29,520
Noncontrolling interests’ share of consolidated joint venture revenues less expenses	(25,152)	(463)	—	(25,615)
Adjustments to NOI(3)	(14,382)	(36,524)	(1,252)	(52,158)
Adjusted NOI for reportable segments	$441,845	$617,541	$134,721	$1,194,107
Plus: Adjustments to NOI(3)				52,158
Other non-reportable revenues				21,200
Interest income and other				21,781
Other non-reportable operating expenses				(10,388)
Corporate non-segment operating expenses				4,174
Depreciation and amortization				(749,901)
Interest expense				(200,331)
General and administrative				(95,132)
Transaction and merger-related costs				(17,515)
Impairments and loan loss reserves, net				5,601
Gain (loss) on sales of real estate, net				86,463
Other income (expense), net				6,808
Less: Government grant income				(184)
Less: Healthpeak’s share of unconsolidated joint venture revenues less expenses				(29,520)
Plus: Noncontrolling interests’ share of consolidated joint venture revenues less expenses				25,615
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$314,936
_______________________________________
(1)Represents government grant income received under the CARES Act, which is recorded in other income (expense), net in the Consolidated Statements of Operations (see Note 2).
(2)See reconciliation of significant expense categories below.
(3)Represents straight-line rents, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of income (loss) generated by consolidated joint ventures.
The following table summarizes the Company’s significant expense categories by reportable segment for the year ended December 31, 2023 (in thousands):

	Outpatient Medical	Lab	Senior Housing
Compensation and property management	$28,510	$18,096	$260,624
Food	—	—	25,076
Real estate taxes	57,148	77,690	15,851
Repairs and maintenance	35,832	30,554	17,295
Utilities	41,830	45,490	22,787
Other segment items(1)	89,424	57,800	71,839
Operating expenses	$252,744	$229,630	$413,472
_______________________________________
(1)Other segment items for each segment include:
•Outpatient medical and lab – (i) Cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.
•Senior Housing – (i) Cleaning and supplies, (ii) insurance expense, (iii) marketing expense, and (iv) other expense.

The following table summarizes the Company’s revenues by reportable segment (in thousands):

	December 31,
Segment	2025	2024	2023
Outpatient medical	$1,273,505	$1,184,660	$732,279
Lab	860,020	881,452	878,326
Senior housing	603,989	568,475	527,417
Total revenues for reportable segments	2,737,514	2,634,587	2,138,022
Total revenues for other non-reportable	23,218	21,084	21,200
Interest income and other	61,780	44,778	21,781
Total revenues	$2,822,512	$2,700,449	$2,181,003
At each of December 31, 2025 and 2024, goodwill of $69 million was allocated to the Company’s reportable segments as follows: (i) $65 million for outpatient medical and (ii) $4 million for senior housing.
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
The following table shows the characterization of the Company’s annual common stock distributions per share:

	Year Ended December 31,
	2025	2024	2023
Ordinary dividends(1)	$0.848632	$0.720440	$0.909692
Capital gains(2)(3)	0.051744	0.295060	0.116992
Nondividend distributions	0.319654	0.184500	0.173316
	$1.220030	$1.200000	$1.200000
_______________________________________
(1)For the year ended December 31, 2025, the amount includes $0.782764 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.065868 of qualified dividend income for purposes of Code Section 1(h)(11). For the year ended December 31, 2024, all $0.720440 of ordinary dividends qualified as business income for purposes of Code Section 199A. For the year ended December 31, 2023, the amount includes $0.882312 of ordinary dividends qualified as business income for purposes of Code Section 199A and $0.027380 of qualified dividend income for purposes of Code Section 1(h)(11).
(2)For the years ended December 31, 2025, 2024, and 2023, the amount includes $0.047796, $0.215960, and $0.036256, respectively, of unrecaptured Code Section 1250 gain. Pursuant to Treasury Regulation Section 1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends for purposes of Section 1061 of the Code. Code Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” For each of the years ended December 31, 2025, 2024 and 2023, the “One Year Amounts” and “Three Year Amounts” are each zero, since all capital gains relate to Code Section 1231 gains.
(3)For each of the years ended December 31, 2025, 2024, and 2023, 100% of the capital gain distributions represent gains from dispositions of U.S. real property interests pursuant to Code Section 897 for foreign shareholders.

The total income tax benefit (expense) consists of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(1,887)	$(2,389)	$(1,663)
State	(3,551)	(3,654)	(3,325)
Total current	$(5,438)	$(6,043)	$(4,988)

Deferred
Federal	$(2,169)	$(3,429)	$11,682
State	(1,676)	5,122	2,923
Total deferred	$(3,845)	$1,693	$14,605

Total income tax benefit (expense)	$(9,283)	$(4,350)	$9,617
The following table reconciles income tax benefit (expense) at statutory rates to actual income tax benefit (expense) recorded for the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
Tax at statutory rate on earnings before income taxes and noncontrolling interest	$(23,165)	21.0%
State income tax benefit (expense), net of federal tax(1)	(4,713)	4.3%
Change in valuation allowance	1,260	(1.1)%
Tax at statutory rate on earnings not subject to federal income taxes	16,978	(15.4)%
Other	357	(0.3)%
Total income tax benefit (expense)	$(9,283)	8.5%
_______________________________________
(1)State taxes in Texas and Florida made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2025.
The following table reconciles income tax benefit (expense) at statutory rates to actual income tax benefit (expense) recorded for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Tax at statutory rate on earnings before income taxes and noncontrolling interest	$(57,047)	$(68,279)
State income tax benefit (expense), net of federal tax	(1,389)	(1,035)
Gross receipts and margin taxes	(1,774)	(1,647)
Change in valuation allowance for deferred tax assets	10,698	13,797
Change in tax status of TRS	3	(4)
Tax at statutory rate on earnings not subject to federal income taxes	45,446	66,875
Other	(287)	(90)
Total income tax benefit (expense)	$(4,350)	$9,617

The following table summarizes income taxes paid (refunded), net, disaggregated by individual jurisdictions in which the income tax paid (refunded) is equal to or greater than five percent of total income taxes paid (refunded), net, for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
Federal	$1,141
Texas	1,637
California	400
Other states	236
Total income taxes paid (refunded), net	$3,414
Each TRS is a tax-paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax assets are summarized as follows (in thousands):

	December 31,
	2025	2024	2023
Deferred tax assets:
Deferred revenue	$93,492	$103,470	$103,530
Net operating loss carryforward	40,341	50,041	54,136
Expense accruals	12,876	11,787	12,324
Real estate	219	195	850
Investment in unconsolidated joint ventures	2,141	—	—
Other	—	49	58
Total deferred tax assets	149,069	165,542	170,898
Valuation allowance	(232)	(2,306)	(13,004)
Deferred tax assets, net of valuation allowance	$148,837	$163,236	$157,894
Deferred tax liabilities:
Real estate	$36,695	$47,268	$43,488
Other	894	876	818
Deferred tax liabilities	$37,589	$48,144	$44,306

Net deferred tax assets	$111,248	$115,092	$113,588
Net deferred tax assets and deferred tax liabilities are included in deferred tax assets on the Consolidated Balance Sheets, and certain deferred tax liabilities that do not meet the criteria for net presentation are included in accounts payable, accrued liabilities, and other liabilities on the Consolidated Balance Sheets.
The Company records a valuation allowance against deferred tax assets in certain jurisdictions when it is not more likely than not that it can realize the related deferred tax assets. The deferred tax asset valuation allowance is adequate to reduce the total deferred tax assets to an amount that the Company estimates will “more-likely-than-not” be realized.
As of December 31, 2022, the Company recorded a valuation allowance against certain SHOP deferred tax assets generated by net operating losses (“NOLs”) of its TRS entities. During the years ended December 31, 2024 and 2023, the Company concluded that it was more likely than not that certain deferred tax assets (primarily NOL carryforwards) would be realized. During the year ended December 31, 2023, this conclusion was based on estimates of future taxable income for certain TRS entities in connection with the Callan Ridge JV transaction (see also Notes 5 and 9). Accordingly, the Company reversed a portion of the deferred tax asset valuation allowance and recognized an income tax benefit of $14 million during the year ended December 31, 2023. During the year ended December 31, 2024, the Company recognized an income tax expense of $12 million in conjunction with the closing of the Callan Ridge JV transaction. Additionally, during the year ended December 31, 2024, the Company completed a merger of certain TRS entities and as a result, reversed a portion of the deferred tax asset valuation allowance and recognized an income tax benefit of $11 million. As of December 31, 2025, 2024, and 2023, the Company had a deferred tax asset valuation allowance of $0.2 million, $2 million, and $13 million, respectively.
At December 31, 2025, the Company had a NOL carryforward of $153 million related to the TRS entities. If unused, $2 million will begin to expire in 2035. The remainder, totaling $151 million, may be carried forward indefinitely.

As of January 1, 2023 and for the years ended December 31, 2025, 2024, and 2023 the Company had no unrecognized tax benefits.
The Company files numerous U.S. federal, state, and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by taxing authorities for years prior to 2022.
NOTE 18.    Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Interest paid, net of capitalized interest	$260,109	$249,471	$188,213
Income taxes paid (refunded), net	3,414	7,862	1,923
Capitalized interest	83,321	69,256	56,849
Cash paid for amounts included in the measurement of lease liability for operating leases	20,426	21,277	21,488
Supplemental schedule of non-cash investing and financing activities:
Increase in ROU asset in exchange for new lease liability related to operating leases	7,152	15,457	3,951
Accrued construction costs	144,524	136,767	105,572
Non-cash assets and liabilities assumed in connection with the Merger (see Note 3)	—	2,926,141	—
Retained investment in connection with Callan Ridge JV (see Note 9)	—	69,255	—
Seller financing provided on disposition of real estate assets (see Note 8)	—	418,389	—
Net noncash impact from the consolidation of property previously held in an unconsolidated joint venture	—	—	993
The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning of year:
Cash and cash equivalents	119,818	117,635	72,032
Restricted cash	64,487	51,388	54,802
Cash, cash equivalents, and restricted cash	$184,305	$169,023	$126,834
End of year:
Cash and cash equivalents	467,457	119,818	117,635
Restricted cash	70,245	64,487	51,388
Cash, cash equivalents, and restricted cash	$537,702	$184,305	$169,023

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
Other Equity Investments. The Company holds certain limited partner interests in funds that make venture capital investments in various early-stage technology solutions (“Other Equity Investments”). As of December 31, 2025, the Company had an aggregate commitment of $17 million related to its Other Equity Investments and as of December 31, 2025 and 2024, the Company’s total investments aggregated $3 million and $1 million, respectively. The Other Equity Investments have been identified as VIEs. The Company’s involvement in the entities is limited to its equity investment as a limited partner and it does not have any substantive participating rights or kick-out rights over the general partner and given its rights and ownership percentage, the Company has virtually no influence or control. The assets and liabilities of the entities primarily consist of its capital investments. All future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.
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
HQ Point Preferred Equity Investment. In February 2025, the Company made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California. As of December 31, 2025, the Company had funded the entirety of its $50 million investment. Current equity at risk is not sufficient to finance the entity’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments).
Loans Receivable Investments. In March 2025, the Company entered into an agreement to provide aggregate financing of $41 million to fund the development of an outpatient medical building in Dallas, Texas. The borrower entity for these investments meets the criteria of a VIE in accordance with ASC 810, Consolidation, and the Company is not the primary beneficiary of the borrower.

The classification of the related assets and liabilities and the maximum loss exposure as a result of the Company’s involvement with these VIEs at December 31, 2025 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment and Other Equity Investments	Other assets	$17,965
Needham Land Parcel JV and HQ Point Preferred Equity Investment	Investments in unconsolidated joint ventures	66,312
Loans Receivable Investments	Loans receivable, net	12,927
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of December 31, 2025, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at December 31, 2025 and 2024 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
Gateway Crossing JV. As of December 31, 2025, the Company held a 50% ownership interest in and was the managing member of the Gateway Crossing JV, a joint venture that owned and leased lab and other buildings. The Company classified the Gateway Crossing JV as a VIE due to the non-managing member lacking substantive participation rights in the management of the Gateway Crossing JV or kick-out rights over the managing member. The Company consolidated the Gateway Crossing JV as the primary beneficiary because it had the ability to control the activities that most significantly impacted the VIE’s economic performance. The assets of the Gateway Crossing JV primarily consisted of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consisted of capital expenditures for the properties. Assets generated by the Gateway Crossing JV were only used to settle its contractual obligations. In January 2026, the Company acquired the remaining 50% interest in the Gateway Crossing JV, bringing the Company’s ownership interest to 100%. As such, in January 2026, the Gateway Crossing JV is no longer a VIE.
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
DownREITs. As of December 31, 2025 and 2024, the Company held a controlling ownership interest in and was the managing member of eight DownREITs. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).

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
Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	December 31,
	2025	2024
Assets
Buildings and improvements	$4,697,185	$4,669,914
Development costs and construction in progress	190,603	92,710
Land and improvements	532,374	472,232
Accumulated depreciation	(930,916)	(761,759)
Net real estate	4,489,246	4,473,097
Loans receivable, net	552,113	550,829
Investments in unconsolidated joint ventures	25,241	39,946
Accounts receivable, net	24,823	17,357
Cash and cash equivalents	56,660	32,421
Restricted cash	3,141	1,029
Intangible assets	473,011	629,802
Assets held for sale(1)	35,244	—
Right-of-use asset	266,135	270,918
Deferred tax assets	121	69
Goodwill	50,501	50,501
Other assets	138,265	122,865
Total assets	$6,114,501	$6,188,834
Liabilities
Term loans	$401,339	$401,895
Senior unsecured notes	1,168,508	1,151,801
Mortgage debt	245,735	247,776
Intangible liabilities	76,593	95,315
Liabilities related to assets held for sale(1)	11,798	—
Lease liability	193,441	193,421
Accounts payable, accrued liabilities, and other liabilities	144,106	125,688
Deferred revenue	61,432	65,358
Total liabilities	$2,302,952	$2,281,254
_______________________________________
(1)Relates to four assets classified as held for sale as of December 31, 2025. Assets held for sale primarily includes: (i) net real estate of $27 million and (ii) right-of-use assets of $7 million. Liabilities related to assets held for sale primarily includes: (i) lease liabilities of $9 million and (ii) deferred revenue of $2 million.

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
The following table provides information regarding the Company’s concentrations with respect to certain states; the information provided is presented as percentages of the Company’s total gross real estate assets and revenues:

	Percentage of Gross Real Estate Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
State	2025	2024	2025	2024	2023
California	33	31	23	25	31
Florida	10	10	17	17	18
Texas	10	11	13	12	11
Massachusetts	14	15	9	9	11
The Company’s rental revenue is generated from multiple tenants across its diverse portfolio. As of December 31, 2025, the Company’s two largest tenants, HCA Healthcare, Inc. and CommonSpirit, both of which are in the outpatient medical segment, represented 7% and 3%, respectively, of the Company’s total revenues. All other outpatient medical tenants and all tenants in the lab segment each represented 1% or less of total revenues for the year ended December 31, 2025. Additionally, for the year ended December 31, 2025, Medicare represented 3% of total revenues.
NOTE 21.    Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	December 31,
	2025(3)		2024(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$606,020	$620,575	$655,917	$668,364
Interest rate swap assets(2)	5,626	5,626	35,120	35,120
Bank line of credit and commercial paper(2)	1,078,850	1,078,850	150,000	150,000
Term loans(2)	1,647,113	1,647,113	1,646,043	1,646,043
Senior unsecured notes(1)	6,772,722	6,813,448	6,563,256	6,373,528
Mortgage debt(2)	349,209	347,291	356,750	350,292
Interest rate swap liabilities(2)	9,635	9,635	—	—
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
(3)During the years ended December 31, 2025 and 2024, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 22.    Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At December 31, 2025, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $38 million.

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
Additionally, on March 1, 2024, concurrently with the consummation of the Merger, the Company acquired: (i) three interest rate swap instruments on the $400 million aggregate principal amount of the 2028 Term Loan that are designated as cash flow hedges and (ii) one interest rate swap instrument on $36 million of variable rate mortgage debt that was designated as a cash flow hedge (see Note 11), prior to its maturity in October 2024.
The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	December 31,
						2025	2024
Interest rate swap assets:
April 2022	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$193	$1,050
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	344	1,870
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	2,109	7,224
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	2,980	9,122
May 2023(3)(4)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	—	4,887
January 2024(5)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	—	10,967
Total interest rate swap assets						$5,626	$35,120
Interest rate swap liabilities:
May 2023(3)(4)	May 2028	Cash flow	$400,000	3.59%	USD-SOFR w/ -5 Day Lookback	$(3,021)	$—
January 2024(5)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	(6,614)	—
Total interest rate swap liabilities						$(9,635)	$—
_____________________________
(1)Represents interest rate swap instruments that hedge fluctuations in interest payments on variable rate debt by converting the interest rates to fixed interest rates. The changes in fair value of designated derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
(2)Derivative assets are recorded at fair value in other assets and derivative liabilities are recorded at fair value in accounts payable, accrued liabilities, and other liabilities on the Consolidated Balance Sheets.
(3)Includes interest rate swap instruments acquired as part of the Merger (see Note 3). These interest rate swap instruments were redesignated as cash flow hedges on the Closing Date. As a result of the Merger, the aggregate fair value of these interest rate swap instruments was determined to be $7 million on March 1, 2024, which was recognized within other assets on the Consolidated Balance Sheets on the Closing Date. The aggregate fair value as of the Closing Date is being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related interest rate swap instruments. During the years ended December 31, 2025 and 2024, the Company recognized $1 million and $2 million, respectively, of related amortization into interest expense.
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

NOTE 23.    Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	December 31,
	2025	2024
Refundable entrance fees	$221,147	$236,563
Accrued construction costs	144,524	136,767
Accrued interest	89,202	76,040
Other accounts payable and accrued liabilities(1)	263,636	275,972
Accounts payable, accrued liabilities, and other liabilities	$718,509	$725,342
_______________________________________
(1)As of December 31, 2024, includes $4 million of severance-related obligations associated with the departure of a former CEO in October 2022 that had not yet been paid. During the year ended December 31, 2025, the remaining amount was paid and there were no remaining severance-related obligations associated with this former CEO as of December 31, 2025.
NOTE 24.    Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	December 31,
	2025	2024
Non-refundable entrance fees(1)	$669,528	$615,723
Other deferred revenue(2)	315,779	324,413
Deferred revenue	$985,307	$940,136
_______________________________________
(1)During the years ended December 31, 2025 and 2024, the Company collected non-refundable entrance fees of $153 million and $143 million, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization of $99 million, $89 million, and $83 million, respectively, which is included within resident fees and services on the Consolidated Statements of Operations.
(2)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization related to other deferred revenue of $48 million, $53 million, and $68 million, respectively, which is included in rental and related revenues on the Consolidated Statements of Operations.

Schedule II: Valuation and Qualifying Accounts

(In thousands)

Allowance Accounts(1)
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net of Deductions(2)	Balance at End of Year
2025	$2,243	$(225)	$2,018
2024	2,282	(39)	2,243
2023	2,399	(117)	2,282
_______________________________________
(1)Includes allowance for doubtful accounts. Excludes reserves for loan losses which are disclosed in Note 8 to the Consolidated Financial Statements.
(2)Includes the additional allowance recognized during the year, net of write-offs, recoveries, and other adjustments.

Schedule III: Real Estate and Accumulated Depreciation

(in thousands)

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
Outpatient medical
AK0638	Anchorage	AK	$—	$1,456	$10,650	$10,180	$1,456	$20,830	$22,286	$(10,349)	1993/2014	2006
AL0006	Birmingham	AL	—	382	8,522	230	382	8,752	9,134	(716)	1975	2024
AL0010	Birmingham	AL	—	2,975	9,317	413	3,030	9,675	12,705	(1,303)	2005	2024
AL0012	Birmingham	AL	—	3,925	17,289	1,690	3,925	18,979	22,904	(1,639)	2012	2024
AL0003	Fairhope	AL	—	1,714	6,265	686	1,714	6,951	8,665	(684)	2005	2024
AL0005	Foley	AL	—	569	691	(18)	592	650	1,242	(69)	2002	2024
AL0011	Huntsville	AL	—	12,002	25,636	566	12,002	26,202	38,204	(2,581)	2006	2024
AR3026	Bentonville	AR	—	912	21,724	765	912	22,489	23,401	(3,831)	2003	2022
AR0005	Hot Springs	AR	—	108	8,819	—	108	8,819	8,927	(905)	1998	2024
AR0006	Hot Springs	AR	—	211	4,324	956	238	5,253	5,491	(583)	2001	2024
AR0007	Hot Springs	AR	—	464	9,076	2,006	508	11,038	11,546	(1,154)	2009	2024
AR0008	Hot Springs	AR	—	49	3,667	—	49	3,667	3,716	(377)	2001	2024
AR0004	Hot Springs Village	AR	—	656	3,238	1,544	656	4,782	5,438	(444)	1988	2024
AR0001	Little Rock	AR	—	822	7,018	7,616	822	14,634	15,456	(1,013)	2012	2024
AR0002	Little Rock	AR	—	780	3,323	606	780	3,929	4,709	(429)	1988	2024
AR0126	Sherwood	AR	—	709	9,604	465	709	10,069	10,778	(7,501)	1990	1989
AR2572	Springdale	AR	—	—	27,714	—	—	27,714	27,714	(8,245)	1995	2016
AZ0002	Avondale	AZ	—	2,694	11,388	684	3,598	11,168	14,766	(1,453)	2006	2024
AZ0520	Chandler	AZ	—	3,669	13,503	6,568	4,041	19,699	23,740	(10,742)	2005	2002
AZ0113	Glendale	AZ	—	1,565	7,050	175	1,565	7,225	8,790	(5,673)	1989	1988
AZ0001	Glendale	AZ	—	640	2,473	31	640	2,504	3,144	(288)	2004	2024
AZ0008	Glendale	AZ	—	2,692	6,538	—	2,692	6,538	9,230	(723)	2015	2024
AZ0003	Goodyear	AZ	—	4,139	18,196	861	4,139	19,057	23,196	(1,581)	2006	2024
AZ2040	Mesa	AZ	—	—	17,314	4,359	—	21,673	21,673	(6,329)	2007	2012
AZ0012	Mesa	AZ	—	1,124	2,121	100	1,124	2,221	3,345	(293)	2013	2024
AZ0005	Phoenix	AZ	—	405	32,432	107	405	32,539	32,944	(2,178)	2008	2024
AZ0007	Phoenix	AZ	—	2,528	3,495	220	2,528	3,715	6,243	(360)	1988	2024
AZ0015	Phoenix	AZ	—	218	17,922	454	218	18,376	18,594	(1,498)	2020	2024
AZ00A7	Phoenix	AZ	—	2,526	694	1,302	2,526	1,996	4,522	(86)	1988	2024
AZ2021	Scottsdale	AZ	—	—	12,312	6,141	—	18,453	18,453	(8,773)	1984	2012
AZ2022	Scottsdale	AZ	—	—	9,179	3,168	—	12,347	12,347	(5,700)	1996	2012
AZ2023	Scottsdale	AZ	—	—	6,398	3,375	—	9,773	9,773	(4,225)	2000	2012
AZ2024	Scottsdale	AZ	—	—	9,522	2,119	32	11,609	11,641	(5,736)	2007	2012
AZ2025	Scottsdale	AZ	—	—	4,102	2,743	—	6,845	6,845	(3,128)	1981	2012
AZ2026	Scottsdale	AZ	—	—	3,655	3,191	—	6,846	6,846	(3,081)	1992	2012
AZ2027	Scottsdale	AZ	—	—	7,168	2,125	—	9,293	9,293	(4,684)	1995	2012
AZ2028	Scottsdale	AZ	—	—	6,659	5,349	—	12,008	12,008	(6,476)	1998	2012
AZ2696	Scottsdale	AZ	—	10,151	14,925	1,907	9,234	17,749	26,983	(3,955)	1998	2020
AZ0009	Scottsdale	AZ	—	2,563	9,361	48	2,563	9,409	11,972	(988)	2000	2024
AZ0010	Scottsdale	AZ	—	1,096	19,515	—	1,096	19,515	20,611	(1,853)	2000	2024
AZ0011	Scottsdale	AZ	—	2,809	2,646	—	2,809	2,646	5,455	(477)	1991	2024
AZ0014	Scottsdale	AZ	—	506	43,211	3,455	506	46,666	47,172	(3,522)	2021	2024
CA1041	Brentwood	CA	—	—	30,864	9,176	122	39,918	40,040	(18,111)	2004	2006
CA1200	Encino	CA	—	6,151	10,438	6,426	6,373	16,642	23,015	(8,995)	1973	2006
CA1038	Fresno	CA	—	3,652	29,113	21,935	3,652	51,048	54,700	(26,260)	1984	2006
CA0659	Los Gatos	CA	—	1,718	3,124	1,250	1,756	4,336	6,092	(2,103)	1995	2006
CA0421	San Diego	CA	—	2,910	19,984	13,144	2,985	33,053	36,038	(18,581)	1986/2013	1999
CA0564	San Jose	CA	—	1,935	1,728	2,146	1,935	3,874	5,809	(2,045)	1968	2003
CA0001	Walnut Creek	CA	—	1,533	5,116	—	1,533	5,116	6,649	(562)	1984	2024
CA0002	Walnut Creek	CA	—	1,189	1,179	—	1,189	1,179	2,368	(164)	1984	2024
CA0003	Walnut Creek	CA	—	1,168	1,368	—	1,168	1,368	2,536	(177)	1984	2024
CA0004	Walnut Creek	CA	—	3,143	5,390	—	3,143	5,390	8,533	(659)	1984	2024
CA0005	Walnut Creek	CA	—	1,140	2,260	—	1,140	2,260	3,400	(260)	1984	2024
CA0440	West Hills	CA	—	2,100	11,595	13,446	2,108	25,033	27,141	(10,154)	1992/2023	1999
CA3008	West Hills	CA	12,184	5,795	13,933	4,125	5,823	18,030	23,853	(3,373)	1965	2021
CO0728	Aurora	CO	—	—	8,764	2,572	—	11,336	11,336	(5,172)	2005	2005
CO1196	Aurora	CO	—	210	12,362	5,429	210	17,791	18,001	(8,403)	1981/2018	2006
CO1197	Aurora	CO	—	200	8,414	5,894	285	14,223	14,508	(7,519)	1994/2018	2006
CO2965	Aurora	CO	—	—	—	49,498	—	49,498	49,498	(1,554)	2025	2023
CO0127	Colorado Springs	CO	—	690	8,338	367	690	8,705	9,395	(6,464)	1990	1989
CO0882	Colorado Springs	CO	—	—	12,933	8,963	—	21,896	21,896	(11,518)	2007	2006
CO1199	Denver	CO	—	493	7,897	2,044	540	9,894	10,434	(5,193)	1993	2006
CO0808	Englewood	CO	—	—	8,616	6,352	—	14,968	14,968	(8,213)	1981	2005
CO0809	Englewood	CO	—	—	8,449	19,758	—	28,207	28,207	(8,154)	1990/2023	2005
CO0810	Englewood	CO	—	—	8,040	16,587	—	24,627	24,627	(12,614)	1989/2023	2005
CO0811	Englewood	CO	—	—	8,472	13,521	—	21,993	21,993	(9,499)	1993/2020	2005
CO0005	Englewood	CO	—	1,994	6,363	5,195	1,994	11,558	13,552	(1,404)	2002	2024
CO0002	Frisco	CO	—	370	3,235	21	370	3,256	3,626	(431)	2006	2024
CO2658	Highlands Ranch	CO	—	1,637	10,063	(402)	1,235	10,063	11,298	(2,578)	2015	2017

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
CO0001	Johnstown	CO	—	1,254	5,646	—	1,254	5,646	6,900	(596)	2013	2024
CO0812	Littleton	CO	—	—	4,562	2,818	—	7,380	7,380	(3,905)	1987	2005
CO0813	Littleton	CO	—	—	4,926	2,458	145	7,239	7,384	(3,203)	1990	2005
CO0570	Lone Tree	CO	—	—	—	22,482	—	22,482	22,482	(11,650)	2004	2003
CO0666	Lone Tree	CO	—	—	23,274	3,788	17	27,045	27,062	(13,045)	2003	2006
CO2233	Lone Tree	CO	—	—	6,734	34,788	—	41,522	41,522	(17,968)	2015	2014
CO3000	Lone Tree	CO	—	4,393	31,643	11,022	4,601	42,457	47,058	(8,116)	2020	2021
CO0510	Thornton	CO	—	236	10,206	14,043	245	24,240	24,485	(10,671)	2001/2021	2002
CO0004	Thornton	CO	—	1,843	2,302	—	1,843	2,302	4,145	(348)	2014	2024
CT0002	Manchester	CT	—	2,159	4,828	141	2,164	4,964	7,128	(559)	2012	2024
CT0003	Manchester	CT	—	1,620	7,364	11	1,620	7,375	8,995	(762)	2017	2024
CT0001	Plainville	CT	—	3,515	15,515	126	3,520	15,636	19,156	(1,694)	2015	2024
CT0004	Plainville	CT	—	1,445	3,161	(17)	1,445	3,144	4,589	(395)	1998	2024
DE0001	Dover	DE	—	1,483	34,034	337	1,577	34,277	35,854	(3,357)	2008	2024
FL0434	Atlantis	FL	—	—	2,027	177	—	2,204	2,204	(1,600)	1997	1999
FL0435	Atlantis	FL	—	—	2,000	689	—	2,689	2,689	(1,847)	1997	1999
FL0602	Atlantis	FL	—	455	2,231	777	455	3,008	3,463	(1,622)	1984	2006
FL0012	Atlantis	FL	—	100	8,120	679	100	8,799	8,899	(475)	2002	2024
FL0033	Brandon	FL	—	1,219	29,984	273	1,295	30,181	31,476	(2,918)	2017	2024
FL3217	Brandon	FL	—	—	—	23,759	—	23,759	23,759	—	—	2024
FL2963	Brooksville	FL	—	—	—	13,388	—	13,388	13,388	(2,951)	2020	2019
FL0604	Englewood	FL	—	170	1,134	1,112	230	2,186	2,416	(1,116)	1986	2006
FL0004	Englewood	FL	—	478	1,974	185	478	2,159	2,637	(274)	1992	2024
FL0032	Jacksonville	FL	60,011	5,738	88,295	(335)	5,738	87,960	93,698	(7,687)	2015	2024
FL0609	Kissimmee	FL	—	788	174	820	788	994	1,782	(449)	1978	2006
FL0610	Kissimmee	FL	—	481	347	358	488	698	1,186	(338)	1978	2006
FL0671	Kissimmee	FL	—	—	7,574	1,129	—	8,703	8,703	(4,235)	1998	2006
FL0008	Lady Lake	FL	—	921	7,403	201	921	7,604	8,525	(455)	2011	2024
FL0603	Lake Worth	FL	—	1,507	2,894	537	1,507	3,431	4,938	(1,759)	1997	2006
FL0612	Margate	FL	—	1,553	6,898	3,423	1,553	10,321	11,874	(4,750)	1994	2006
FL0613	Miami	FL	—	4,392	11,841	11,103	4,454	22,882	27,336	(10,100)	1995/2020	2006
FL2202	Miami	FL	—	—	13,123	9,228	—	22,351	22,351	(10,417)	1973	2014
FL2203	Miami	FL	—	—	8,877	4,576	—	13,453	13,453	(5,665)	1986	2014
FL1067	Milton	FL	—	—	8,566	1,600	—	10,166	10,166	(4,883)	2003	2006
FL2577	Naples	FL	—	—	29,186	1,805	—	30,991	30,991	(9,089)	1999	2016
FL2578	Naples	FL	—	—	18,819	667	—	19,486	19,486	(4,831)	2007	2016
FL2964	Okeechobee	FL	—	—	—	17,879	—	17,879	17,879	(3,016)	2022	2019
FL2962	Orange Park	FL	—	—	—	18,306	—	18,306	18,306	(3,734)	2022	2019
FL0563	Orlando	FL	—	2,144	5,136	11,618	12,160	6,738	18,898	(6,961)	1985	2003
FL0025	Orlando	FL	—	1,905	16,988	37	1,905	17,025	18,930	(1,288)	2006	2024
FL0833	Pace	FL	—	—	10,309	1,649	28	11,930	11,958	(5,230)	2005	2006
FL0673	Plantation	FL	—	1,091	7,176	3,014	1,091	10,190	11,281	(5,478)	2001	2006
FL0674	Plantation	FL	—	—	8,273	1,409	—	9,682	9,682	(1,992)	2015	2021
FL0029	Port Charlotte	FL	—	2,244	6,801	284	2,244	7,085	9,329	(800)	2006	2024
FL2579	Punta Gorda	FL	—	—	9,379	139	—	9,518	9,518	(2,543)	2006	2016
FL4016	St. Petersburg	FL	—	—	13,754	13,243	—	26,997	26,997	(12,602)	1995/2019	2006
FL0003	Venice	FL	—	1,344	2,910	79	1,344	2,989	4,333	(410)	1987	2024
FL0031	Wesley Chapel	FL	—	313	29,074	166	313	29,240	29,553	(2,391)	2021	2024
FL0034	Yulee	FL	—	793	7,994	—	793	7,994	8,787	(893)	2020	2024
GA0887	Atlanta	GA	—	4,300	13,690	(1,800)	4,300	11,890	16,190	(11,196)	1966/1996	2007
GA0010	Atlanta	GA	—	1,330	25,942	2,789	1,532	28,529	30,061	(2,334)	1987	2024
GA0024	Atlanta	GA	—	1,031	89,809	4,606	1,031	94,415	95,446	(7,361)	2009	2024
GA0028	Atlanta	GA	—	603	40,071	515	603	40,586	41,189	(3,370)	2018	2024
GA0030	Buford	GA	—	—	32,131	10,146	—	42,277	42,277	(2,332)	2024	2024
GA0026	Duluth	GA	—	135	11,586	3,199	135	14,785	14,920	(1,056)	1994	2024
GA0033	Cumming	GA	—	—	—	33,549	—	33,549	33,549	—	—	2025
GA0035	Canton	GA	—	—	—	14,752	—	14,752	14,752	—	—	2025
GA0036	Sandy Springs	GA	—	—	6,824	—	—	6,824	6,824	(65)	1986	2025
GA0025	Lawrenceville	GA	—	182	15,112	1,700	182	16,812	16,994	(1,114)	1995	2024
GA0027	Lawrenceville	GA	—	346	28,592	2,857	346	31,449	31,795	(2,709)	2010	2024
GA3246	Pooler	GA	—	—	—	25,653	—	25,653	25,653	(350)	2025	2024
GA3214	Savannah	GA	—	—	—	34,864	—	34,864	34,864	(1,922)	2024	2022
GA2576	Statesboro	GA	—	—	10,234	1,430	—	11,664	11,664	(4,124)	1999	2016
GA0023	Woodstock	GA	—	967	26,658	470	967	27,128	28,095	(2,420)	2013	2024
IL3006	Arlington Heights	IL	4,894	3,011	9,651	4,055	3,187	13,530	16,717	(2,677)	1975/2013	2021
IL2702	Bolingbrook	IL	—	—	21,237	4,786	—	26,023	26,023	(5,494)	2008	2020
IL0002	Bolingbrook	IL	—	1,464	8,832	234	1,464	9,066	10,530	(795)	2008	2024
IL0004	Elgin	IL	—	2,723	15,327	1,479	2,967	16,562	19,529	(1,399)	2006	2024
IL3004	Highland Park	IL	5,893	2,767	11,495	1,122	2,767	12,617	15,384	(2,269)	2008	2021
IL3005	Lockport	IL	11,087	3,106	22,645	—	3,106	22,645	25,751	(3,948)	2010	2021
IL4002	Marion	IL	—	99	11,538	1,987	100	13,524	13,624	(7,009)	2002	2006
IL2719	Marion	IL	—	—	—	5,098	—	5,098	5,098	(915)	2021	2021
IL0005	Palos Heights	IL	—	2,324	5,087	544	2,324	5,631	7,955	(403)	1985	2024
IL0001	Sandwich	IL	—	116	10,126	—	116	10,126	10,242	(812)	2007	2024
IN0004	Bloomington	IN	—	841	2,089	—	841	2,089	2,930	(294)	2000	2024

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
IN0005	Bloomington	IN	—	2,830	9,394	74	2,830	9,468	12,298	(1,286)	2000	2024
IN0006	Bloomington	IN	—	588	1,414	26	605	1,423	2,028	(200)	2004	2024
IN0007	Bloomington	IN	—	1,351	7,207	—	1,351	7,207	8,558	(747)	1995	2024
IN0013	Bloomington	IN	—	1,730	7,304	—	1,730	7,304	9,034	(844)	2008	2024
IN0002	Carmel	IN	—	38	3,930	1,009	371	4,606	4,977	(502)	1993	2024
IN0020	Carmel	IN	—	259	22,311	301	259	22,612	22,871	(1,655)	2014	2024
IN0021	Fishers	IN	—	383	34,648	230	383	34,878	35,261	(3,022)	2008	2024
IN0008	Greenwood	IN	—	1,365	6,934	—	1,365	6,934	8,299	(729)	2008	2024
IN0010	Greenwood	IN	—	1,015	2,238	234	1,015	2,472	3,487	(255)	2001	2024
IN0011	Greenwood	IN	—	1,565	10,588	275	1,565	10,863	12,428	(1,180)	2008	2024
IN0012	Greenwood	IN	—	993	1,997	495	993	2,492	3,485	(208)	2001	2024
IN2697	Indianapolis	IN	—	—	59,746	1,050	—	60,796	60,796	(9,232)	2002	2020
IN2699	Indianapolis	IN	—	—	23,211	767	—	23,978	23,978	(3,923)	2002	2020
IN0009	Indianapolis	IN	—	764	4,084	9	764	4,093	4,857	(460)	1993	2024
IN0022	Indianapolis	IN	—	3,772	42,213	—	3,772	42,213	45,985	(3,885)	2007	2024
IN0015	Lafayette	IN	—	845	9,980	—	845	9,980	10,825	(1,230)	2001	2024
IN0016	Lafayette	IN	—	1,433	9,059	—	1,433	9,059	10,492	(1,332)	2001	2024
IN0017	Lafayette	IN	—	471	1,130	—	471	1,130	1,601	(162)	2001	2024
IN0018	Lafayette	IN	—	421	1,170	—	421	1,170	1,591	(164)	2004	2024
IN2698	Mooresville	IN	—	—	20,646	1,030	—	21,676	21,676	(3,354)	2004	2020
IN1057	Newburgh	IN	—	—	14,019	2,448	—	16,467	16,467	(7,970)	2005	2006
IN0025	Newburgh	IN	—	2,182	13,074	89	2,182	13,163	15,345	(1,557)	2008	2024
IN2700	Zionsville	IN	—	2,969	7,281	358	2,586	8,022	10,608	(1,593)	2005	2020
KS2039	Kansas City	KS	—	440	2,173	389	541	2,461	3,002	(945)	2006	2012
KS0112	Overland Park	KS	—	2,316	10,681	1,440	2,316	12,121	14,437	(8,752)	1989	1988
KS2043	Overland Park	KS	—	—	7,668	1,288	—	8,956	8,956	(3,009)	2009	2012
KS3062	Overland Park	KS	—	872	11,813	62	992	11,755	12,747	(3,721)	2007	2019
KS0483	Wichita	KS	—	530	3,341	1,001	605	4,267	4,872	(1,948)	2000	2001
KS3018	Wichita	KS	—	3,946	39,795	—	3,946	39,795	43,741	(7,188)	1973/2017	2021
KY4001	Lexington	KY	—	—	12,726	7,864	—	20,590	20,590	(7,416)	2003	2006
KY0011	Lexington	KY	—	4,797	18,987	11,456	4,797	30,443	35,240	(2,624)	1992	2024
KY0012	Lexington	KY	—	1,905	6,918	589	2,201	7,211	9,412	(1,379)	2000	2024
KY0735	Louisville	KY	—	936	8,426	13,220	661	21,921	22,582	(13,747)	1971/2019	2005
KY0737	Louisville	KY	—	835	27,627	7,942	560	35,844	36,404	(20,059)	2002	2005
KY0738	Louisville	KY	—	780	8,582	4,863	551	13,674	14,225	(10,744)	1978	2005
KY0739	Louisville	KY	—	826	13,814	4,229	624	18,245	18,869	(9,084)	2003	2005
KY4017	Louisville	KY	—	2,983	13,171	4,845	2,983	18,016	20,999	(11,427)	1990	2005
KY1945	Louisville	KY	—	3,255	28,644	2,637	3,421	31,115	34,536	(15,500)	2009	2010
KY1946	Louisville	KY	—	430	6,125	224	430	6,349	6,779	(3,210)	2002	2010
KY2237	Louisville	KY	—	1,519	15,386	6,813	1,648	22,070	23,718	(10,584)	1991	2014
KY2238	Louisville	KY	—	1,334	12,172	3,926	1,572	15,860	17,432	(6,643)	1996	2014
KY2239	Louisville	KY	—	1,644	10,832	11,408	2,086	21,798	23,884	(9,664)	1988	2014
KY0001	Louisville	KY	—	1,801	4,672	—	1,801	4,672	6,473	(665)	2013	2024
KY0004	Louisville	KY	—	383	3,144	1,543	383	4,687	5,070	(830)	1970	2024
KY0005	Louisville	KY	—	680	7,568	758	694	8,312	9,006	(1,178)	1964	2024
KY0006	Louisville	KY	—	1,774	29,814	80	1,774	29,894	31,668	(3,992)	2003	2024
KY0007	Louisville	KY	—	3,430	19,016	1,022	3,430	20,038	23,468	(2,279)	1985	2024
KY0008	Louisville	KY	—	125	12,503	(81)	125	12,422	12,547	(1,086)	1991	2024
KY0009	Louisville	KY	—	48	3,864	17	48	3,881	3,929	(451)	1979	2024
KY0010	Louisville	KY	—	315	2,585	1,244	315	3,829	4,144	(502)	1974	2024
LA3023	Covington	LA	—	9,490	21,918	128	9,507	22,029	31,536	(3,655)	2014	2021
LA0004	Lafayette	LA	—	353	27,863	1,673	353	29,536	29,889	(1,666)	2010	2024
LA0001	Metairie	LA	—	68	38,037	—	68	38,037	38,105	(2,473)	2010	2024
MA3121	Cambridge	MA	—	40,663	23,102	—	40,663	23,102	63,765	(3,416)	1983	2021
MD0003	Brandywine	MD	—	4,757	17,285	—	4,757	17,285	22,042	(1,988)	2015	2024
MD1213	Ellicott City	MD	—	1,115	3,206	2,742	1,357	5,706	7,063	(2,981)	1988	2006
MD0002	Lanham	MD	—	227	17,283	350	227	17,633	17,860	(1,287)	2009	2024
MD1052	Towson	MD	—	—	14,233	208	—	14,441	14,441	(6,335)	2005	2006
MD0001	Waldorf	MD	—	1,759	6,038	30	1,759	6,068	7,827	(684)	1999	2024
ME2650	Biddeford	ME	—	1,341	17,376	(558)	309	17,850	18,159	(4,554)	2007	2017
ME0001	Brunswick	ME	4,015	920	10,394	—	920	10,394	11,314	(1,149)	2008	2024
MI0010	Bay City	MI	—	705	15,282	9	705	15,291	15,996	(1,517)	2016	2024
MI0006	Grand Blanc	MI	—	671	12,097	621	671	12,718	13,389	(861)	2006	2024
MI0011	Gross Pointe	MI	—	138	12,400	5	138	12,405	12,543	(1,059)	2016	2024
MI0012	Petoskey	MI	—	236	17,990	472	236	18,462	18,698	(1,837)	1993	2024
MI0013	Rochester Hills	MI	—	1,100	20,278	70	1,119	20,329	21,448	(2,145)	2011	2024
MI0014	Sterling Heights	MI	—	310	28,116	79	310	28,195	28,505	(2,237)	2009	2024
MI0008	Traverse City	MI	—	1,709	18,502	470	1,770	18,911	20,681	(2,308)	2004	2024
MI00A8	Traverse City	MI	—	255	1,854	—	255	1,854	2,109	(238)	2004	2024
MN0018	Apple Valley	MN	—	2,541	8,011	216	2,541	8,227	10,768	(1,088)	1974	2024
MN3002	Burnsville	MN	7,791	2,801	17,779	1,306	2,861	19,025	21,886	(6,162)	1988	2021
MN3003	Burnsville	MN	5,194	516	13,200	47	533	13,230	13,763	(3,536)	1992	2021
MN3009	Burnsville	MN	19,177	4,640	38,064	333	4,664	38,373	43,037	(7,037)	2007	2021
MN0004	Chanhassen	MN	—	919	2,457	536	919	2,993	3,912	(296)	2008	2024
MN0009	Chanhassen	MN	—	2,609	9,198	1	2,609	9,199	11,808	(995)	2005	2024

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
MN0008	Coon Rapids	MN	—	1,032	4,568	293	1,032	4,861	5,893	(564)	2007	2024
MN0003	Crystal	MN	—	1,852	7,888	36	1,852	7,924	9,776	(789)	2012	2024
MN0001	Edina	MN	—	377	7,984	978	377	8,962	9,339	(1,099)	1979	2024
MN0017	Edina	MN	—	1,654	3,468	1,075	1,762	4,435	6,197	(362)	1962	2024
MN0010	Hugo	MN	—	1,285	2,966	—	1,285	2,966	4,251	(324)	2008	2024
MN0016	Lake Elmo	MN	—	1,939	5,435	42	1,981	5,435	7,416	(786)	2015	2024
MN0013	Little Falls	MN	—	75	5,980	137	75	6,117	6,192	(698)	1990	2024
MN0014	Little Falls	MN	—	580	1,618	787	580	2,405	2,985	(269)	1999	2024
MN0015	Little Falls	MN	—	59	4,932	75	59	5,007	5,066	(610)	1959	2024
MN0012	Maplewood	MN	—	716	2,031	10	716	2,041	2,757	(263)	2016	2024
MN0019	Maplewood	MN	—	4,884	38,366	—	4,884	38,366	43,250	(3,707)	2017	2024
MN0240	Minneapolis	MN	—	117	13,213	5,763	117	18,976	19,093	(13,454)	1986	1997
MN0300	Minneapolis	MN	—	160	10,131	3,450	214	13,527	13,741	(9,089)	1987	1998
MN0006	Minnetonka	MN	—	2,701	14,026	22	2,701	14,048	16,749	(1,441)	2014	2024
MN0007	Minnetonka	MN	—	1,927	5,979	—	1,927	5,979	7,906	(598)	2014	2024
MN0002	Savage	MN	—	1,762	6,075	—	1,762	6,075	7,837	(700)	2011	2024
MN0011	Stillwater	MN	—	1,161	1,676	35	1,196	1,676	2,872	(285)	2011	2024
MN0005	Vadnais Heights	MN	—	2,028	12,993	203	2,028	13,196	15,224	(1,136)	2013	2024
MO0002	Creve Coeur	MO	—	1,622	7,209	287	1,622	7,496	9,118	(785)	1989	2024
MO0001	Fenton	MO	—	1,457	3,589	337	1,457	3,926	5,383	(549)	1999	2024
MO2032	Independence	MO	—	—	48,025	2,588	—	50,613	50,613	(14,910)	2006	2012
MO0003	Kansas City	MO	—	312	23,251	730	312	23,981	24,293	(2,042)	2015	2024
MO2866	Kansas City	MO	—	—	—	43,313	—	43,313	43,313	(416)	2025	2024
MO2863	Lee's Summit	MO	—	—	—	16,416	—	16,416	16,416	(4,251)	2020	2019
MS1078	Flowood	MS	—	—	8,413	1,553	—	9,966	9,966	(4,929)	2003	2006
MS0001	Grenada	MS	—	1,200	8,523	1,068	1,496	9,295	10,791	(829)	1975	2024
MS1059	Jackson	MS	—	—	8,868	697	—	9,565	9,565	(4,602)	2002	2006
MS1060	Jackson	MS	—	—	7,187	2,106	—	9,293	9,293	(4,419)	2005	2006
MS0002	Jackson	MS	—	1,664	9,691	—	1,664	9,691	11,355	(1,019)	1987	2024
MS0003	Jackson	MS	19,849	1,681	42,202	143	1,681	42,345	44,026	(3,606)	2013	2024
ND0001	Jamestown	ND	—	482	10,262	44	600	10,188	10,788	(921)	2013	2024
NE0010	Kearney	NE	—	183	17,068	2,719	183	19,787	19,970	(1,880)	1999	2024
NE0011	Kearney	NE	—	133	1,228	47	133	1,275	1,408	(211)	1984	2024
NE0012	Lincoln	NE	—	147	13,382	621	147	14,003	14,150	(1,321)	2004	2024
NE1068	Omaha	NE	—	—	16,243	4,630	24	20,849	20,873	(9,161)	2005	2006
NE0002	Omaha	NE	—	1,919	21,041	496	1,919	21,537	23,456	(2,447)	2017	2024
NE0004	Omaha	NE	—	151	15,812	3,694	151	19,506	19,657	(1,425)	2000	2024
NE0013	Omaha	NE	—	445	36,048	1,206	445	37,254	37,699	(3,108)	2017	2024
NH2647	Concord	NH	—	1,961	23,516	(491)	1,053	23,933	24,986	(4,915)	2004	2017
NH2648	Concord	NH	—	815	8,902	(271)	419	9,027	9,446	(1,719)	2008	2017
NH2649	Epsom	NH	—	919	5,868	(799)	348	5,640	5,988	(1,147)	2010	2017
NJ3011	Cherry Hill	NJ	—	5,235	21,731	924	5,256	22,634	27,890	(4,717)	2014	2021
NJ0001	Monroe Township	NJ	—	2,026	2,847	162	2,188	2,847	5,035	(564)	1992	2024
NJ3012	Morristown	NJ	—	21,703	32,517	7,056	21,703	39,573	61,276	(8,847)	1983/2013	2021
NJ3013	Morristown	NJ	—	14,567	20,548	9,358	14,567	29,906	44,473	(5,551)	1990	2021
NJ3014	Morristown	NJ	—	20,563	31,849	3,786	20,563	35,635	56,198	(4,928)	1981	2021
NJ0002	Old Bridge	NJ	19,935	444	36,220	188	444	36,408	36,852	(2,646)	2014	2024
NM0729	Albuquerque	NM	—	—	5,380	2,631	—	8,011	8,011	(3,622)	2006	2005
NV0571	Las Vegas	NV	—	—	—	24,702	—	24,702	24,702	(9,913)	2004	2003
NV0660	Las Vegas	NV	—	1,121	4,363	10,067	1,147	14,404	15,551	(7,126)	1973	2006
NV0661	Las Vegas	NV	—	2,305	—	1,371	3,676	—	3,676	—	—	2006
NV0663	Las Vegas	NV	—	1,717	3,597	12,231	1,717	15,828	17,545	(8,013)	1974/2018	2006
NV0664	Las Vegas	NV	—	1,172	—	633	1,805	—	1,805	(560)	—	2006
NV0691	Las Vegas	NV	—	3,073	18,339	6,673	3,116	24,969	28,085	(15,372)	1989/2015	2004
NV2037	Mesquite	NV	—	—	5,559	803	34	6,328	6,362	(2,440)	2004	2012
NY0014	Brooklyn	NY	—	11,632	39,687	1,515	12,106	40,728	52,834	(2,930)	2013	2024
NY0008	Cornwall	NY	—	110	9,091	107	110	9,198	9,308	(717)	2006	2024
NY0009	Hudson	NY	—	68	4,931	881	68	5,812	5,880	(728)	2006	2024
NY0012	Lake Katrine	NY	—	3,950	31,897	—	3,950	31,897	35,847	(2,312)	2013	2024
NY0013	Rhinebeck	NY	—	4,312	4,015	—	4,312	4,015	8,327	(689)	1965	2024
NY0015	Middletown	NY	—	410	11,372	—	410	11,372	11,782	(321)	1991	2025
NY0016	Circleville	NY	—	254	1,210	—	254	1,210	1,464	(42)	1958	2025
NY0017	Middletown	NY	—	703	884	—	703	884	1,587	(47)	1978	2025
NY0001	Wallkill	NY	—	1,304	5,957	763	1,304	6,720	8,024	(476)	1988	2024
NY0002	Middletown	NY	—	518	1,338	310	518	1,648	2,166	(156)	1992	2024
OH0400	Harrison	OH	—	—	4,561	373	—	4,934	4,934	(3,520)	1995	1999
OK1054	Durant	OK	—	619	9,256	2,734	666	11,943	12,609	(5,817)	1998	2006
OK0817	Owasso	OK	—	—	6,582	(675)	—	5,907	5,907	(3,070)	2006	2005
OR3010	Springfield	OR	20,875	—	51,998	2,090	24	54,064	54,088	(9,649)	2011	2021
PA0006	Camp Hill	PA	—	1,014	2,376	281	1,064	2,607	3,671	(420)	1980	2024
PA0002	Carlisle	PA	—	680	1,468	(97)	680	1,371	2,051	(159)	2002	2024
PA0004	Carlisle	PA	—	456	2,333	—	456	2,333	2,789	(354)	1996	2024
PA0014	Erie	PA	—	251	21,584	—	251	21,584	21,835	(1,777)	2007	2024
PA0010	Hanover	PA	—	1,777	8,437	1,726	1,777	10,163	11,940	(1,090)	2003	2024
PA0007	Harrisburg	PA	—	1,800	4,397	1,282	1,909	5,570	7,479	(999)	2000	2024

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
PA0008	Harrisburg	PA	—	586	1,115	254	636	1,319	1,955	(155)	1997	2024
PA0005	Hershey	PA	—	196	2,896	351	316	3,127	3,443	(254)	1994	2024
PA2570	Limerick	PA	—	925	20,072	(119)	755	20,123	20,878	(6,526)	1999	2016
PA2234	Philadelphia	PA	—	24,264	99,904	65,802	24,288	165,682	189,970	(53,009)	1973/2025	2014
PA0012	West Easton	PA	—	2,065	7,718	—	2,065	7,718	9,783	(873)	2017	2024
PA0013	West Mifflin	PA	—	957	3,193	—	957	3,193	4,150	(442)	1992	2024
PA2571	Wilkes-Barre	PA	—	—	9,138	11	—	9,149	9,149	(3,280)	2001	2016
PA0011	Wyomissing	PA	—	298	3,410	—	298	3,410	3,708	(421)	2002	2024
SC2694	Anderson	SC	—	405	1,211	51	243	1,424	1,667	(331)	2012	2020
SC2573	Florence	SC	—	—	12,090	90	—	12,180	12,180	(3,489)	1998	2016
SC2574	Florence	SC	—	—	12,190	87	—	12,277	12,277	(3,510)	1998	2016
SC2575	Florence	SC	—	—	11,243	56	—	11,299	11,299	(3,956)	1995	2016
SC4024	Greenville	SC	—	634	38,386	(2,283)	13	36,724	36,737	(8,442)	1991	2018
SC4025	Greenville	SC	—	794	41,293	(3,416)	—	38,671	38,671	(8,347)	1999	2018
SC4026	Greenville	SC	—	626	22,210	(2,776)	—	20,060	20,060	(4,267)	1996	2018
SC4027	Greenville	SC	—	806	18,889	(1,811)	—	17,884	17,884	(3,444)	1998	2018
SC4028	Greenville	SC	—	932	40,879	(3,309)	—	38,502	38,502	(7,317)	2005	2018
SC4029	Greenville	SC	—	896	38,486	(3,670)	—	35,712	35,712	(6,868)	2007	2018
SC4030	Greenville	SC	—	600	26,472	200	—	27,272	27,272	(6,472)	1996	2018
SC4033	Greenville	SC	—	211	6,503	(1,219)	—	5,495	5,495	(993)	2008	2018
SC4036	Greenville	SC	—	534	6,430	(1,388)	—	5,576	5,576	(1,421)	1998	2018
SC4037	Greenville	SC	—	824	13,645	(2,743)	—	11,726	11,726	(2,386)	1992	2018
SC4031	Greer	SC	—	318	5,816	(791)	—	5,343	5,343	(992)	2008	2018
SC4032	Greer	SC	—	319	5,836	(777)	—	5,378	5,378	(1,025)	2008	2018
SC2862	Myrtle Beach	SC	—	—	—	28,496	—	28,496	28,496	(9,777)	2019	2018
SC4034	Travelers Rest	SC	—	498	1,015	(399)	299	815	1,114	(370)	1998	2018
TN2865	Brentwood	TN	—	—	—	37,988	214	37,774	37,988	(6,930)	2020	2019
TN0007	Chattanooga	TN	—	139	10,350	5,608	139	15,958	16,097	(1,196)	1976	2024
TN0010	Chattanooga	TN	—	221	17,612	1,821	221	19,433	19,654	(1,788)	1993	2024
TN0011	Franklin	TN	—	3,056	5,484	—	3,056	5,484	8,540	(645)	2014	2024
TN0624	Hendersonville	TN	—	256	1,530	1,390	256	2,920	3,176	(1,505)	1985	2006
TN0559	Hermitage	TN	—	830	5,036	13,213	816	18,263	19,079	(8,568)	1999/2019	2003
TN0561	Hermitage	TN	—	596	9,698	4,427	596	14,125	14,721	(7,745)	1993	2003
TN0562	Hermitage	TN	—	317	6,528	2,735	317	9,263	9,580	(5,294)	1994	2003
TN0002	Jackson	TN	—	1,124	5,631	—	1,124	5,631	6,755	(789)	1991	2024
TN0001	Kingsport	TN	—	2,778	10,365	57	2,835	10,365	13,200	(1,051)	2005	2024
TN0012	Kingsport	TN	—	511	59,215	—	511	59,215	59,726	(4,378)	2010	2024
TN0625	Nashville	TN	—	955	14,289	10,233	955	24,522	25,477	(12,574)	2000	2006
TN0626	Nashville	TN	—	2,050	5,211	6,130	2,050	11,341	13,391	(4,544)	1987	2006
TN0627	Nashville	TN	—	1,007	181	1,170	1,078	1,280	2,358	(635)	1975	2006
TN0628	Nashville	TN	—	2,980	7,164	3,690	2,980	10,854	13,834	(5,294)	1988	2006
TN0630	Nashville	TN	—	515	848	373	690	1,046	1,736	(638)	1975	2006
TN0631	Nashville	TN	—	266	1,305	1,232	266	2,537	2,803	(1,203)	1980	2006
TN0632	Nashville	TN	—	827	7,642	3,801	827	11,443	12,270	(5,973)	1988	2006
TN0633	Nashville	TN	—	5,425	12,577	5,355	5,425	17,932	23,357	(9,540)	1971	2006
TN0634	Nashville	TN	—	3,818	15,185	13,671	3,818	28,856	32,674	(11,986)	1992	2006
TN0636	Nashville	TN	—	583	450	418	604	847	1,451	(521)	1974	2006
TN2967	Nashville	TN	—	—	—	54,824	—	54,824	54,824	(10,616)	2021	2019
TN2720	Nashville	TN	—	102	10,925	716	102	11,641	11,743	(2,807)	1986	2021
TN0005	Nashville	TN	—	16,857	17,681	870	16,857	18,551	35,408	(1,986)	2015	2024
TN0008	Spring Hill	TN	—	628	13,821	50	628	13,871	14,499	(1,407)	2012	2024
TX2611	Allen	TX	—	1,330	5,960	2,278	1,382	8,186	9,568	(2,264)	2004	2016
TX2612	Allen	TX	—	1,310	4,165	1,684	1,310	5,849	7,159	(1,921)	2005	2016
TX0573	Arlington	TX	—	769	12,355	26,087	769	38,442	39,211	(12,181)	1995/2023	2006
TX0025	Austin	TX	—	22,885	16,662	1,117	22,902	17,762	40,664	(2,423)	2006	2024
TX0016	Bedford	TX	—	627	4,706	—	627	4,706	5,333	(746)	2014	2024
TX0026	Bryan	TX	—	105	7,013	3,101	105	10,114	10,219	(758)	1996	2024
TX0027	Bryan	TX	—	197	4,080	—	197	4,080	4,277	(492)	1997	2024
TX0012	Carrollton	TX	—	1,723	857	—	1,723	857	2,580	(170)	2001	2024
TX2621	Cedar Park	TX	—	1,617	11,640	1,014	1,617	12,654	14,271	(2,819)	2007	2017
TX0576	Conroe	TX	—	324	4,842	5,584	324	10,426	10,750	(5,093)	1983	2006
TX0577	Conroe	TX	—	397	7,966	3,407	397	11,373	11,770	(5,953)	1995	2006
TX0578	Conroe	TX	—	388	7,975	2,790	388	10,765	11,153	(5,119)	1997/2012	2006
TX0579	Conroe	TX	—	188	3,618	1,186	188	4,804	4,992	(2,567)	1995	2006
TX0581	Corpus Christi	TX	—	717	8,181	6,510	717	14,691	15,408	(6,325)	1995	2006
TX0600	Corpus Christi	TX	—	328	3,210	2,857	334	6,061	6,395	(3,096)	1995	2006
TX0601	Corpus Christi	TX	—	313	1,771	1,451	313	3,222	3,535	(1,442)	1985	2006
TX4022	Cypress	TX	—	—	—	39,510	11	39,499	39,510	(15,968)	2016	2015
TX0582	Dallas	TX	—	1,664	6,785	5,012	1,780	11,681	13,461	(5,676)	1979	2006
TX1314	Dallas	TX	—	15,230	162,970	28,954	23,630	183,524	207,154	(99,698)	1974	2007
TX1315	Dallas	TX	—	—	—	5,245	17	5,228	5,245	(1,711)	1978	2007
TX1316	Dallas	TX	—	—	—	11,671	64	11,607	11,671	(4,318)	1985	2007
TX1317	Dallas	TX	—	—	—	12,727	267	12,460	12,727	(3,994)	1995	2007
TX1319	Dallas	TX	—	18,840	155,659	7,287	18,840	162,946	181,786	(86,612)	1974	2007
TX2721	Dallas	TX	—	31,707	2,000	698	31,707	2,698	34,405	(2,121)	1983	2020

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
TX0028	Dallas	TX	—	448	189,390	3,345	448	192,735	193,183	(13,879)	2011	2024
TX3007	Denton	TX	5,693	2,298	9,502	97	2,338	9,559	11,897	(2,274)	2014	2021
TX0033	Denton	TX	—	1,524	11,381	—	1,524	11,381	12,905	(954)	2019	2024
TX0002	El Paso	TX	—	1,429	5,104	587	1,462	5,658	7,120	(695)	2004	2024
TX0009	El Paso	TX	—	2,156	10,909	223	2,207	11,081	13,288	(1,251)	1983	2024
TX0010	El Paso	TX	—	913	2,014	80	948	2,059	3,007	(322)	1983	2024
TX0583	Fort Worth	TX	—	898	4,866	4,606	898	9,472	10,370	(5,100)	1995	2006
TX0805	Fort Worth	TX	—	—	2,481	1,604	45	4,040	4,085	(2,607)	1985	2005
TX0806	Fort Worth	TX	—	—	6,070	1,914	51	7,933	7,984	(3,805)	1985	2005
TX2619	Fort Worth	TX	—	1,180	13,432	2,635	1,180	16,067	17,247	(3,135)	2006	2017
TX2620	Fort Worth	TX	—	1,961	14,155	2,642	2,000	16,758	18,758	(3,205)	2005	2017
TX2982	Fort Worth	TX	—	2,720	6,225	6,039	2,719	12,265	14,984	(4,854)	2020	2019
TX3020	Frisco	TX	—	—	27,201	791	—	27,992	27,992	(3,994)	2004	2021
TX3021	Frisco	TX	—	—	26,181	2,459	—	28,640	28,640	(4,681)	2004	2021
TX0032	Ft. Worth	TX	—	866	24,845	621	866	25,466	26,332	(2,100)	2017	2024
TX1061	Granbury	TX	—	—	6,863	1,374	—	8,237	8,237	(4,265)	2001	2006
TX0430	Houston	TX	—	1,927	33,140	22,895	2,665	55,297	57,962	(36,301)	1985/2018	1999
TX0446	Houston	TX	—	2,200	19,585	11,820	2,936	30,669	33,605	(23,154)	1976/2018	1999
TX0589	Houston	TX	—	1,676	12,602	17,537	1,676	30,139	31,815	(10,336)	1985/2022	2006
TX0702	Houston	TX	—	—	7,414	2,625	—	10,039	10,039	(5,477)	2006	2006
TX4005	Houston	TX	—	304	17,764	(304)	—	17,764	17,764	(5,329)	1990	2015
TX4006	Houston	TX	—	116	6,555	(116)	—	6,555	6,555	(2,294)	1970	2015
TX4007	Houston	TX	—	312	12,094	(312)	—	12,094	12,094	(4,233)	1987	2015
TX4008	Houston	TX	—	316	13,931	(316)	—	13,931	13,931	(3,657)	2005	2015
TX4009	Houston	TX	—	408	18,332	2,170	—	20,910	20,910	(7,749)	1977	2015
TX4010	Houston	TX	—	470	18,197	1,267	—	19,934	19,934	(6,473)	1985	2015
TX4011	Houston	TX	—	313	7,036	360	—	7,709	7,709	(2,956)	1979	2015
TX4012	Houston	TX	—	530	22,711	1,121	—	24,362	24,362	(5,305)	2006	2015
TX2966	Houston	TX	—	—	—	42,593	—	42,593	42,593	(7,860)	2022	2020
TX0590	Irving	TX	—	828	6,160	5,628	828	11,788	12,616	(6,206)	1997	2006
TX0700	Irving	TX	—	—	8,550	2,595	8	11,137	11,145	(5,662)	2004	2006
TX1207	Irving	TX	—	1,955	12,793	4,978	2,032	17,694	19,726	(8,285)	2001	2006
TX0013	Katy	TX	—	2,567	3,105	677	2,567	3,782	6,349	(392)	2005	2024
TX0014	Katy	TX	—	2,153	21,169	375	2,167	21,530	23,697	(2,356)	2006	2024
TX4023	Kingwood	TX	—	3,035	28,373	1,561	3,449	29,520	32,969	(7,962)	2003	2016
TX0591	Lewisville	TX	—	561	8,043	1,692	561	9,735	10,296	(5,201)	1976	2006
TX0144	Longview	TX	—	102	7,998	2,009	102	10,007	10,109	(6,309)	1993	1992
TX0143	Lufkin	TX	—	338	2,383	219	338	2,602	2,940	(1,800)	1993	1992
TX0019	Lufkin	TX	—	80	6,314	232	80	6,546	6,626	(726)	1999	2024
TX0020	Lufkin	TX	—	100	7,954	1,472	121	9,405	9,526	(850)	2004	2024
TX0021	Lufkin	TX	—	155	2,668	—	155	2,668	2,823	(378)	1990	2024
TX0568	McKinney	TX	—	541	6,217	2,784	541	9,001	9,542	(5,484)	1999	2003
TX0569	McKinney	TX	—	—	636	7,928	—	8,564	8,564	(4,882)	2004	2003
TX3216	McKinney	TX	—	—	—	47,341	—	47,341	47,341	(497)	2025	2023
TX0029	Midland	TX	—	2,933	12,903	98	2,933	13,001	15,934	(1,461)	2003	2024
TX0596	North Richland Hills	TX	—	812	8,883	5,012	812	13,895	14,707	(6,885)	1999	2006
TX0030	Pasadena	TX	—	1,520	8,648	—	1,520	8,648	10,168	(853)	2018	2024
TX4018	Pearland	TX	—	—	4,014	6,796	41	10,769	10,810	(3,922)	2006	2006
TX4021	Pearland	TX	—	—	—	16,371	—	16,371	16,371	(4,507)	2015	2014
TX0597	Plano	TX	—	1,210	9,588	8,613	1,225	18,186	19,411	(8,730)	1997	2006
TX0672	Plano	TX	—	1,389	12,768	5,068	1,389	17,836	19,225	(8,874)	2004	2006
TX1384	Plano	TX	—	6,290	22,686	4,469	6,290	27,155	33,445	(24,887)	1997	2007
TX0815	San Antonio	TX	—	—	9,193	4,382	75	13,500	13,575	(6,750)	1997	2006
TX0816	San Antonio	TX	786	—	8,699	12,618	—	21,317	21,317	(7,409)	1992/2022	2006
TX4020	San Antonio	TX	—	—	26,191	4,837	—	31,028	31,028	(15,271)	2006	2011
TX0005	San Antonio	TX	—	4,100	20,829	183	4,287	20,825	25,112	(2,143)	2007	2024
TX0006	San Antonio	TX	—	687	2,796	81	687	2,877	3,564	(363)	2007	2024
TX4035	Shenandoah	TX	—	—	—	29,980	—	29,980	29,980	(11,090)	2017	2016
TX0017	Spring	TX	—	892	25,022	2,071	892	27,093	27,985	(1,992)	2015	2024
TX0598	Sugar Land	TX	—	1,078	5,158	5,306	1,108	10,434	11,542	(4,353)	1982	2006
TX0599	Texas City	TX	—	—	9,519	1,966	—	11,485	11,485	(5,711)	2003	2006
TX4013	The Woodlands	TX	—	115	5,141	(115)	—	5,141	5,141	(1,542)	1984	2015
TX4014	The Woodlands	TX	—	296	18,282	(296)	—	18,282	18,282	(4,799)	1997	2015
TX4015	The Woodlands	TX	—	374	25,125	(374)	—	25,125	25,125	(5,862)	2004	2015
TX0018	The Woodlands	TX	—	715	13,972	99	715	14,071	14,786	(1,593)	2001	2024
TX0152	Victoria	TX	—	125	8,977	535	125	9,512	9,637	(6,403)	1994	1992
TX2198	Webster	TX	—	2,220	9,602	142	2,220	9,744	11,964	(4,729)	1991	2013
TX3024	Webster	TX	—	3,196	12,911	535	3,212	13,430	16,642	(1,956)	2007	2022
TX3025	Webster	TX	—	3,209	23,782	133	3,225	23,899	27,124	(3,128)	2007	2022
TX3249	Webster	TX	—	2,265	—	—	2,265	—	2,265	—	—	2024
TX3215	Wylie	TX	—	874	4,122	(585)	874	3,537	4,411	(598)	2005	2007
UT1592	Bountiful	UT	—	999	7,426	2,661	1,019	10,067	11,086	(4,734)	2005	2010
UT0169	Bountiful	UT	—	276	5,237	5,649	581	10,581	11,162	(5,551)	1995	1994
UT2035	Draper	UT	—	—	10,803	873	—	11,676	11,676	(3,625)	2010	2012
UT0469	Kaysville	UT	—	530	4,493	596	530	5,089	5,619	(2,515)	2001	2001

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
UT0456	Layton	UT	—	371	7,073	3,043	401	10,086	10,487	(5,873)	1998	2001
UT2042	Layton	UT	—	—	10,975	2,217	44	13,148	13,192	(3,852)	2006	2012
UT0357	Orem	UT	—	337	8,744	918	306	9,693	9,999	(6,505)	1998	1999
UT0353	Salt Lake City	UT	—	190	779	530	273	1,226	1,499	(698)	1991	1999
UT0354	Salt Lake City	UT	—	220	10,732	5,137	309	15,780	16,089	(10,058)	1999	1999
UT0355	Salt Lake City	UT	—	180	14,792	6,048	180	20,840	21,020	(13,416)	1993	1999
UT0467	Salt Lake City	UT	—	3,000	7,541	1,953	3,019	9,475	12,494	(5,176)	1998	2001
UT0566	Salt Lake City	UT	—	509	4,044	4,281	509	8,325	8,834	(4,508)	1974	2003
UT2041	Salt Lake City	UT	—	—	12,326	741	—	13,067	13,067	(3,934)	2007	2012
UT2033	Sandy	UT	—	867	3,513	2,531	1,101	5,810	6,911	(3,781)	1989	2012
UT2864	Washington Terrace	UT	—	—	—	20,160	—	20,160	20,160	(5,136)	2020	2019
UT0351	Washington Terrace	UT	—	—	4,573	3,256	—	7,829	7,829	(4,274)	1989	1999
UT0352	Washington Terrace	UT	—	—	2,692	1,648	—	4,340	4,340	(2,419)	1990	1999
UT2034	West Jordan	UT	—	—	12,021	(162)	—	11,859	11,859	(3,547)	2006	2012
UT2036	West Jordan	UT	—	—	1,383	1,406	—	2,789	2,789	(1,872)	1982	2012
VA1208	Fairfax	VA	—	8,396	16,710	11,998	8,742	28,362	37,104	(17,170)	1974/2018	2006
VA2230	Fredericksburg	VA	—	1,101	8,570	156	1,113	8,714	9,827	(2,836)	2008	2014
VA0001	Fredericksburg	VA	—	2,674	14,182	2,401	3,043	16,214	19,257	(1,709)	2006	2024
VA0002	Hampton	VA	—	4,865	11,976	—	4,865	11,976	16,841	(1,569)	2007	2024
VA3001	Leesburg	VA	10,288	3,549	24,059	6,336	3,549	30,395	33,944	(7,404)	2010	2021
VA3015	Midlothian	VA	12,783	—	21,442	19	59	21,402	21,461	(2,923)	2012	2021
VA3016	Midlothian	VA	12,084	—	20,610	112	32	20,690	20,722	(2,772)	2013	2021
VA3017	Midlothian	VA	13,982	—	22,531	(1,031)	—	21,500	21,500	(3,244)	2014	2021
VA0572	Reston	VA	—	—	11,902	(992)	—	10,910	10,910	(5,905)	2004	2003
WA0009	Federal Way	WA	—	397	6,502	1,808	397	8,310	8,707	(797)	1987	2024
WA0006	Gig Harbor	WA	—	87	1,938	122	87	2,060	2,147	(255)	1991	2024
WA0002	Kennewick	WA	—	3,611	25,463	—	3,611	25,463	29,074	(3,209)	2015	2024
WA0001	Lakewood	WA	—	3,967	5,588	277	3,967	5,865	9,832	(773)	2004	2024
WA0010	Lakewood	WA	—	400	3,665	1,115	400	4,780	5,180	(659)	1989	2024
WA0448	Renton	WA	—	—	18,724	6,297	—	25,021	25,021	(15,637)	1993	1999
WA0781	Seattle	WA	—	—	52,703	10,072	—	62,775	62,775	(32,150)	1994	2004
WA0782	Seattle	WA	—	—	24,382	21,266	20	45,628	45,648	(18,743)	1990/2022	2004
WA0783	Seattle	WA	—	—	5,625	2,102	27	7,700	7,727	(6,342)	1984	2004
WA0785	Seattle	WA	—	—	7,293	378	—	7,671	7,671	(4,701)	1982	2004
WA1385	Seattle	WA	—	—	45,027	17,817	—	62,844	62,844	(31,171)	1986/2019	2007
WA3022	Seattle	WA	—	35,624	4,176	48	35,625	4,223	39,848	(3,584)	1963/2012	2021
WA0003	Tacoma	WA	—	269	1,900	2,416	269	4,316	4,585	(458)	1977	2024
WA0004	Tacoma	WA	—	479	6,955	2,734	479	9,689	10,168	(1,005)	1991	2024
WA0005	Tacoma	WA	—	440	6,778	9,215	440	15,993	16,433	(840)	1989	2024
WA0007	Tacoma	WA	—	186	15,111	270	186	15,381	15,567	(1,644)	1980	2024
WI0006	Appleton	WI	—	1,892	13,896	177	1,892	14,073	15,965	(1,395)	2015	2024
WI0007	Appleton	WI	—	2,477	15,188	—	2,477	15,188	17,665	(1,897)	2005	2024
WI0005	Brookfield	WI	—	1,183	3,391	926	1,183	4,317	5,500	(333)	2016	2024
WI0002	Shawano	WI	—	347	1,571	—	347	1,571	1,918	(212)	2010	2024
WY2038	Evanston	WY	—	—	4,601	1,204	—	5,805	5,805	(2,451)	2002	2012
			$246,521	$797,212	$6,262,338	$1,854,608	$813,543	$8,100,615	$8,914,158	$(2,222,955)

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
Lab
CA5159	Brisbane	CA	$—	$8,498	$500	$84,680	$8,498	$85,180	$93,678	$(13,044)	2022	2007
CA5160	Brisbane	CA	—	11,331	689	159,950	11,331	160,639	171,970	(21,476)	2022	2007
CA5161	Brisbane	CA	—	11,331	600	156,222	11,331	156,822	168,153	(23,275)	2022	2007
CA5162	Brisbane	CA	—	11,331	—	135,416	11,331	135,416	146,747	(34,504)	2020	2007
CA5163	Brisbane	CA	—	8,498	—	76,411	8,498	76,411	84,909	(12,276)	2020	2007
CA5154	Brisbane	CA	—	26,895	62,318	78,723	26,309	141,627	167,936	(21,015)	1989	2019
CA5155	Brisbane	CA	—	24,092	56,623	14,144	23,569	71,290	94,859	(11,647)	2000	2019
CA5156	Brisbane	CA	—	35,805	—	10,466	35,805	10,466	46,271	—	—	2019
CA5157	Brisbane	CA	—	35,805	—	6,067	35,805	6,067	41,872	—	—	2019
CA5164	Brisbane	CA	—	—	—	3,768	—	3,768	3,768	(848)	—	2007
CA5009	Hayward	CA	—	900	7,100	12,126	1,544	18,582	20,126	(8,003)	1996	2007
CA5010	Hayward	CA	—	1,500	6,400	6,829	1,500	13,229	14,729	(4,752)	1999	2007
CA5012	Hayward	CA	—	1,900	7,100	7,863	1,900	14,963	16,863	(7,905)	1998	2007
CA5013	Hayward	CA	—	2,200	17,200	9,016	2,200	26,216	28,416	(12,959)	1999	2007
CA5011	Hayward	CA	—	1,000	3,200	687	1,000	3,887	4,887	(1,979)	1999	2007
CA5001	Hayward	CA	—	1,006	4,259	4,849	1,006	9,108	10,114	(5,717)	1996	2007
CA5002	Hayward	CA	—	677	2,761	786	677	3,547	4,224	(2,315)	1996	2007
CA5003	Hayward	CA	—	661	1,995	2,900	661	4,895	5,556	(2,530)	1996	2007
CA5004	Hayward	CA	—	1,187	7,139	936	1,187	8,075	9,262	(5,307)	1996	2007
CA5005	Hayward	CA	—	1,189	9,465	489	1,189	9,954	11,143	(7,097)	1996	2007
CA5006	Hayward	CA	—	1,246	5,179	11,986	1,246	17,165	18,411	(9,205)	1996	2007
CA5007	Hayward	CA	—	1,521	13,546	3,315	1,521	16,861	18,382	(10,860)	1996	2007
CA5008	Hayward	CA	—	1,212	5,120	6,499	1,212	11,619	12,831	(4,009)	1996	2007
CA5658	La Jolla	CA	—	11,175	25,283	55,928	11,318	81,068	92,386	(23,929)	1982/2025	2007
CA5659	La Jolla	CA	—	7,217	19,883	56	7,217	19,939	27,156	(9,185)	1981	2007
CA5660	La Jolla	CA	—	8,381	12,412	14,474	8,381	26,886	35,267	(10,672)	1984/2025	2007
CA5661	La Jolla	CA	—	10,127	16,983	12,971	10,148	29,933	40,081	(13,093)	1982	2007
CA5663	La Jolla	CA	—	2,686	11,045	17,641	2,686	28,686	31,372	(11,569)	2021	2011
CA5662	La Jolla	CA	—	8,753	32,528	16,182	8,777	48,686	57,463	(17,177)	1986/2009	2014
CA5101	Redwood City	CA	—	3,400	5,500	3,460	3,466	8,894	12,360	(4,101)	1989	2007
CA5102	Redwood City	CA	—	2,500	4,100	1,066	2,508	5,158	7,666	(2,879)	1989	2007
CA5103	Redwood City	CA	—	3,600	4,600	16,620	3,635	21,185	24,820	(3,994)	1989/2025	2007
CA5104	Redwood City	CA	—	3,100	5,100	4,378	3,110	9,468	12,578	(3,567)	1989	2007
CA5105	Redwood City	CA	—	4,800	17,300	8,336	4,819	25,617	30,436	(11,608)	1989	2007
CA5106	Redwood City	CA	—	5,400	15,500	9,206	5,420	24,686	30,106	(12,324)	1989	2007
CA5107	Redwood City	CA	—	3,000	3,500	6,574	3,008	10,066	13,074	(4,720)	1988	2007
CA5108	Redwood City	CA	—	6,000	14,300	3,816	6,025	18,091	24,116	(8,752)	1988	2007
CA5109	Redwood City	CA	—	1,900	12,800	18,892	1,918	31,674	33,592	(9,944)	1988/2025	2007
CA5110	Redwood City	CA	—	2,700	11,300	17,346	2,720	28,626	31,346	(12,632)	1988/2011	2007
CA5111	Redwood City	CA	—	2,700	10,900	1,565	2,718	12,447	15,165	(5,680)	1988	2007
CA5112	Redwood City	CA	—	2,200	12,000	6,273	2,217	18,256	20,473	(9,151)	1988	2007
CA5113	Redwood City	CA	—	2,600	9,300	17,632	2,617	26,915	29,532	(15,975)	1988	2007
CA5114	Redwood City	CA	—	3,300	18,000	7,136	3,333	25,103	28,436	(10,427)	2000	2007
CA5115	Redwood City	CA	—	3,300	17,900	12,846	3,335	30,711	34,046	(9,470)	2000	2007
CA5601	San Diego	CA	—	2,603	11,051	3,647	2,766	14,535	17,301	(7,685)	1997	2004
CA5602	San Diego	CA	—	5,269	23,566	24,102	5,669	47,268	52,937	(22,352)	1997	2004
CA5629	San Diego	CA	—	4,630	2,028	3,554	4,630	5,582	10,212	(2,828)	1988/2012	2006
CA5630	San Diego	CA	—	2,040	903	4,264	2,040	5,167	7,207	(1,555)	1988/2012	2006
CA5635	San Diego	CA	—	3,940	3,184	2,523	4,102	5,545	9,647	(2,685)	1987	2006
CA5636	San Diego	CA	—	5,690	4,579	1,381	5,818	5,832	11,650	(2,890)	1987	2006
CA5641	San Diego	CA	—	11,700	31,243	59,367	11,700	90,610	102,310	(25,155)	2022	2007
CA5642	San Diego	CA	—	2,324	—	33,175	2,324	33,175	35,499	(6,112)	2022	2007
CA5643	San Diego	CA	—	4,200	—	41,225	4,200	41,225	45,425	(5,221)	2022	2007
CA5648	San Diego	CA	—	7,000	33,779	396	7,000	34,175	41,175	(15,552)	2000	2007
CA5649	San Diego	CA	—	7,179	3,687	2,963	7,179	6,650	13,829	(3,692)	—	2007
CA5645	San Diego	CA	—	8,400	33,144	33,957	8,400	67,101	75,501	(27,879)	2002/2020	2007
CA5688	San Diego	CA	—	2,581	10,534	4,497	2,581	15,031	17,612	(9,068)	2000	2011
CA5689	San Diego	CA	—	5,879	25,305	8,287	5,879	33,592	39,471	(15,708)	2001	2011
CA5650	San Diego	CA	—	7,621	3,913	2,343	7,621	6,256	13,877	(3,471)	1984	2007
CA5608	San Diego	CA	—	7,661	9,918	22,205	7,661	32,123	39,784	(5,198)	2000/2002	2016
CA5609	San Diego	CA	—	9,207	14,613	10,412	9,207	25,025	34,232	(4,315)	2000/2001	2016
CA5610	San Diego	CA	—	6,000	—	148,765	6,000	148,765	154,765	(951)	—	2016
CA5616	San Diego	CA	—	2,734	5,195	11,423	2,734	16,618	19,352	(4,946)	1991/2020	2017
CA5617	San Diego	CA	—	4,100	12,395	22,583	3,865	35,213	39,078	(17,189)	1991/2020	2017
CA5603	San Diego	CA	—	—	—	17,201	—	17,201	17,201	(2,525)	2020	2004
CA5646	San Diego	CA	—	10,120	38,351	(2,151)	9,588	36,732	46,320	(7,840)	1995	2018
CA5647	San Diego	CA	—	6,052	14,122	1,909	5,604	16,479	22,083	(2,976)	1997	2018
CA5611	San Diego	CA	—	7,054	7,794	25,103	7,003	32,948	39,951	(5,473)	2007/2021	2019
CA5623	San Diego	CA	—	19,120	—	11,144	20,587	9,677	30,264	(80)	—	2021
CA5624	San Diego	CA	—	24,729	—	3,277	24,830	3,176	28,006	(43)	—	2022
CA5618	San Diego	CA	—	1,215	—	34	1,217	32	1,249	—	—	2023
CA5022	South San Francisco	CA	—	4,900	18,100	12,909	4,900	31,009	35,909	(17,895)	2000/2019	2007
CA5023	South San Francisco	CA	—	8,000	27,700	33,367	8,000	61,067	69,067	(25,060)	2003/2019	2007
CA5024	South San Francisco	CA	—	10,100	22,521	11,743	10,100	34,264	44,364	(16,079)	1999	2007
CA5028	South San Francisco	CA	—	8,000	28,299	2,768	8,000	31,067	39,067	(14,465)	2000	2007
CA5032	South San Francisco	CA	—	10,605	25,087	—	10,605	25,087	35,692	—	2002	2025
CA5033	South San Francisco	CA	—	39,142	61,938	—	39,142	61,938	101,080	—	1984	2025
CA5034	South San Francisco	CA	—	15,408	29,243	—	15,408	29,243	44,651	—	2006	2025
CA5037	South San Francisco	CA	—	10,700	23,621	28,596	10,737	52,180	62,917	(18,612)	1998/2019	2007
CA5038	South San Francisco	CA	—	7,000	15,500	15,409	7,007	30,902	37,909	(11,895)	2001	2007
CA5039	South San Francisco	CA	—	—	4,216	—	—	4,216	4,216	—	2006	2025

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
CA5040	South San Francisco	CA	—	6,887	6,976	—	6,887	6,976	13,863	—	1998	2025
CA5041	South San Francisco	CA	—	34,530	208,687	—	34,530	208,687	243,217	—	2024	2025
CA5043	South San Francisco	CA	—	13,800	42,500	31,288	13,805	73,783	87,588	(26,652)	2008/2010	2007
CA5044	South San Francisco	CA	—	14,500	45,300	43,624	14,500	88,924	103,424	(30,286)	2024	2007
CA5045	South San Francisco	CA	—	9,400	24,800	32,342	9,400	57,142	66,542	(21,599)	2008/2010	2007
CA5047	South San Francisco	CA	—	11,900	68,848	66,464	11,920	135,292	147,212	(31,761)	2003	2007
CA5048	South San Francisco	CA	—	10,000	57,954	17,680	10,000	75,634	85,634	(24,006)	2003	2007
CA5049	South San Francisco	CA	—	9,300	43,549	26,942	9,300	70,491	79,791	(16,875)	2003	2007
CA5050	South San Francisco	CA	—	11,000	47,289	42,852	11,000	90,141	101,141	(31,273)	2023	2007
CA5051	South San Francisco	CA	—	13,200	60,932	3,283	13,200	64,215	77,415	(28,530)	2007	2007
CA5052	South San Francisco	CA	—	10,500	33,776	17,297	10,500	51,073	61,573	(15,756)	2024	2007
CA5053	South San Francisco	CA	—	10,600	34,083	609	10,600	34,692	45,292	(15,701)	2003	2007
CA5058	South San Francisco	CA	—	10,900	20,900	6,914	10,900	27,814	38,714	(11,880)	2005	2007
CA5059	South San Francisco	CA	—	9,800	394	161,044	9,800	161,438	171,238	(18,086)	2023	2007
CA5062	South San Francisco	CA	—	7,117	600	5,559	7,133	6,143	13,276	(2,157)	1984/2025	2007
CA5063	South San Francisco	CA	—	10,381	2,300	16,871	10,452	19,100	29,552	(7,033)	1979/2012	2007
CA5064	South San Francisco	CA	—	7,403	700	9,114	7,432	9,785	17,217	(3,910)	1965/2012	2007
CA5065	South San Francisco	CA	—	10,100	24,013	11,889	10,100	35,902	46,002	(17,898)	2006	2007
CA5070	South San Francisco	CA	—	32,210	3,110	220,463	32,210	223,573	255,783	(14,760)	2023	2007
CA5071	South San Francisco	CA	—	—	—	224,114	—	224,114	224,114	(1,726)	—	2007
CA5120	South San Francisco	CA	—	5,666	5,773	237	5,666	6,010	11,676	(5,933)	1968	2007
CA5121	South San Francisco	CA	—	1,204	1,293	2,683	1,204	3,976	5,180	(3,617)	1966	2007
CA5126	South San Francisco	CA	—	8,648	—	92,508	8,648	92,508	101,156	(36,415)	2016	2011
CA5127	South San Francisco	CA	—	7,844	—	76,914	7,844	76,914	84,758	(25,226)	2017	2011
CA5128	South San Francisco	CA	—	6,708	—	122,706	6,708	122,706	129,414	(49,305)	2017	2011
CA5129	South San Francisco	CA	—	6,708	—	118,757	6,708	118,757	125,465	(43,737)	2018	2011
CA5130	South San Francisco	CA	—	8,544	—	100,777	8,544	100,777	109,321	(33,933)	2019	2011
CA5131	South San Francisco	CA	—	10,120	—	122,023	10,120	122,023	132,143	(42,361)	2019	2011
CA5132	South San Francisco	CA	—	9,169	—	100,395	9,169	100,395	109,564	(28,421)	2020	2011
CA5139	South San Francisco	CA	—	2,897	8,691	4,478	2,897	13,169	16,066	(6,004)	1988	2015
CA5140	South San Francisco	CA	—	995	2,754	2,409	995	5,163	6,158	(2,122)	1988	2015
CA5141	South San Francisco	CA	—	2,202	10,776	2,763	2,202	13,539	15,741	(4,511)	1988	2015
CA5142	South San Francisco	CA	—	2,962	15,108	1,557	2,962	16,665	19,627	(5,320)	1988	2015
CA5143	South San Francisco	CA	—	2,453	13,063	1,791	2,453	14,854	17,307	(3,871)	1988	2015
CA5144	South San Francisco	CA	—	1,163	5,925	330	1,163	6,255	7,418	(1,814)	1988	2015
CA5158	South San Francisco	CA	—	25,502	42,910	40,202	25,502	83,112	108,614	(15,188)	2001	2017
CA5035	South San Francisco	CA	—	23,297	41,797	29,149	23,335	70,908	94,243	(25,233)	1996/2019	2018
CA5036	South San Francisco	CA	—	20,293	41,262	22,256	20,338	63,473	83,811	(27,489)	1999/2019	2018
CA5072	South San Francisco	CA	—	14,245	—	16,902	14,245	16,902	31,147	—	—	2021
CA5073	South San Francisco	CA	—	61,208	—	33,990	61,208	33,990	95,198	—	—	2021
CA5074	South San Francisco	CA	—	43,885	—	8,325	43,885	8,325	52,210	—	—	2021
CA5030	South San Francisco	CA	—	—	—	6,461	—	6,461	6,461	—	—	2007
MA5310	Cambridge	MA	—	24,371	128,498	3,568	24,371	132,066	156,437	(21,894)	2011	2020
MA5311	Cambridge	MA	—	15,473	149,051	876	15,473	149,927	165,400	(27,812)	2019	2020
MA5312	Cambridge	MA	—	25,549	229,547	8,626	25,549	238,173	263,722	(41,998)	2019	2020
MA5313	Cambridge	MA	—	—	17,751	539	—	18,290	18,290	(2,391)	2010	2020
MA5314	Cambridge	MA	—	—	15,451	86	—	15,537	15,537	(1,969)	2019	2020
MA5323	Cambridge	MA	—	44,215	24,120	3,355	44,215	27,475	71,690	(6,252)	1984	2019
MA5324	Cambridge	MA	—	20,516	—	159,769	20,516	159,769	180,285	(23,448)	2022	2019
MA5325	Cambridge	MA	—	78,762	252,153	24,509	78,506	276,918	355,424	(50,455)	2018	2019
MA5346	Cambridge	MA	—	20,644	2,982	621	20,644	3,603	24,247	(442)	1950	2021
MA5347	Cambridge	MA	—	19,009	12,327	3,003	19,009	15,330	34,339	(1,640)	1973	2021
MA5348	Cambridge	MA	—	123,074	7,513	2,250	123,074	9,763	132,837	(1,259)	1965	2021
MA5349	Cambridge	MA	—	5,903	—	938	5,903	938	6,841	—	—	2021
MA5382	Cambridge	MA	—	23,402	47,623	2,422	23,402	50,045	73,447	(7,028)	1985	2021
MA5357	Cambridge	MA	—	32,244	—	12,148	36,143	8,249	44,392	—	—	2021
MA5354	Cambridge	MA	—	22,969	—	6	22,969	6	22,975	—	—	2021
MA5355	Cambridge	MA	—	66,786	—	3,810	66,786	3,810	70,596	—	—	2021
MA5356	Cambridge	MA	—	—	—	25,216	—	25,216	25,216	—	—	2021
MA5367	Cambridge	MA	—	—	29,667	—	—	29,667	29,667	(3,926)	2021	2021
MA5372	Cambridge	MA	—	18,063	—	2,388	18,063	2,388	20,451	—	—	2021
MA5377	Cambridge	MA	—	25,247	—	4,585	25,247	4,585	29,832	—	—	2021
MA5387	Cambridge	MA	—	4,118	—	106	4,119	105	4,224	—	—	2021
MA5392	Cambridge	MA	—	41,327	—	6,741	41,327	6,741	48,068	—	—	2021
MA5393	Cambridge	MA	—	72,466	—	13,179	72,768	12,877	85,645	—	—	2022
MA5358	Cambridge	MA	—	2,277	—	1,121	2,290	1,108	3,398	—	—	2022
MA5359	Cambridge	MA	—	5,690	—	944	5,746	888	6,634	—	—	2022
MA5360	Cambridge	MA	—	1,651	—	534	1,659	526	2,185	—	—	2022
MA5361	Cambridge	MA	—	8,532	—	1,378	8,583	1,327	9,910	—	—	2022
MA5362	Cambridge	MA	—	9,892	—	2,049	10,507	1,434	11,941	—	—	2023
MA5391	Cambridge	MA	—	20,635	—	335	20,646	324	20,970	—	—	2025
MA5394	Cambridge	MA	—	4,441	—	353	4,441	353	4,794	—	—	2024
MA5301	Lexington	MA	—	16,411	49,682	(1,872)	12,967	51,254	64,221	(14,224)	1999	2017
MA5302	Lexington	MA	—	7,759	142,081	23,408	6,449	166,799	173,248	(33,522)	2010/2023	2017
MA5303	Lexington	MA	—	—	21,390	126,978	—	148,368	148,368	(32,174)	2021	2018
MA5331	Lexington	MA	—	14,013	17,083	(372)	13,793	16,931	30,724	(3,451)	1974/2012	2019
MA5332	Lexington	MA	—	14,930	16,677	(129)	14,696	16,782	31,478	(2,658)	1970/2012	2019
MA5333	Lexington	MA	—	34,598	43,032	418	34,044	44,004	78,048	(10,373)	1967/2013	2019
MA5334	Lexington	MA	—	37,050	44,647	(434)	36,472	44,791	81,263	(11,097)	2017	2019
MA5339	Waltham	MA	—	47,792	275,556	32,026	47,791	307,583	355,374	(60,562)	2018	2020
C00500	Denton	TX	—	100	—	—	100	—	100	—	—	2016
UT5701	Salt Lake City	UT	—	630	6,921	2,563	630	9,484	10,114	(6,597)	1996	2001

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
UT5702	Salt Lake City	UT	—	125	6,368	68	125	6,436	6,561	(3,526)	1999	2001
UT5703	Salt Lake City	UT	—	—	14,614	(1,401)	—	13,213	13,213	(5,949)	2002	2001
UT5705	Salt Lake City	UT	—	—	23,998	250	—	24,248	24,248	(11,072)	2010	2010
			$—	$2,001,432	$3,531,752	$3,961,824	$2,001,288	$7,493,720	$9,495,008	$(1,805,075)

			Encumbrances at December 31, 2025	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried As of December 31, 2025			Accumulated Depreciation(5)	Year Constructed(6)	Year Acquired
	City	State		Land and Improvements(1)	Buildings and Improvements(2)		Land and Improvements	Buildings and Improvements	Total(4)
Senior housing
AL7216	Birmingham	AL	$—	$6,193	$32,146	$11,006	$6,755	$42,590	$49,345	$(11,712)	1991	2020
FL7217	Bradenton	FL	—	5,216	88,090	47,873	6,116	135,063	141,179	(32,740)	1985	2020
FL7209	Clearwater	FL	62,286	6,680	132,521	33,242	7,589	164,854	172,443	(32,109)	1991	2020
FL7210	Jacksonville	FL	—	19,660	167,860	33,463	21,459	199,524	220,983	(46,613)	1989	2020
FL7208	Leesburg	FL	—	8,941	65,698	32,223	9,867	96,995	106,862	(23,278)	1990	2020
FL7207	Port Charlotte	FL	—	5,344	159,612	25,638	7,171	183,423	190,594	(36,556)	1987	2020
FL7211	Seminole	FL	40,402	14,080	77,485	21,066	15,052	97,579	112,631	(18,368)	1990	2020
FL7212	Seminole	FL	—	13,038	116,819	24,472	13,902	140,427	154,329	(31,002)	1982	2020
FL7202	Sun City Center	FL	—	25,254	175,535	36,428	26,990	210,227	237,217	(55,392)	1992	2020
FL7218	The Villages	FL	—	6,311	113,061	21,813	7,095	134,090	141,185	(31,467)	2009	2020
MI7201	Holland	MI	—	1,572	88,960	16,153	2,149	104,536	106,685	(23,030)	1991	2020
PA7215	Coatesville	PA	—	12,949	126,243	26,200	13,833	151,559	165,392	(32,416)	1998	2020
PA7205	Haverford	PA	—	16,461	108,816	41,037	16,461	149,853	166,314	(63,317)	1989	2006
TX7213	Spring	TX	—	3,210	30,085	15,534	3,601	45,228	48,829	(9,772)	2008	2020
VA7206	Fort Belvoir	VA	—	11,594	99,528	27,010	11,594	126,538	138,132	(60,607)	1990	2006
			$102,688	$156,503	$1,582,459	$413,158	$169,634	$1,982,486	$2,152,120	$(508,379)

Other non-reportable
CA5031	South San Francisco	CA	$—	$9,435	$8,018	$—	$9,435	$8,018	$17,453	$—	1984	2025
PA2403	Philadelphia	PA	—	26,063	97,646	50,279	26,114	147,874	173,988	(60,961)	2000	2015
WI0004	Milwaukee	WI	—	3,052	13,111	1,053	3,052	14,164	17,216	(973)	1896/2003	2024
			$—	$38,550	$118,775	$51,332	$38,601	$170,056	$208,657	$(61,934)

Total real estate assets held for sale			—	(15,665)	(120,557)	(22,183)	(15,720)	(142,685)	(158,405)	85,900
Total, excluding held for sale			$349,209	$2,978,032	$11,374,767	$6,258,739	$3,007,346	$17,604,192	$20,611,538	$(4,512,443)

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
(4)As of December 31, 2025, the aggregate gross cost of property included above for federal income tax purposes was approximately $22 billion.
(5)Buildings and improvements are depreciated over useful lives ranging from 1 year to 50 years.
(6)Year of original construction/year of last major renovation, if applicable.

A summary of activity for real estate and accumulated depreciation is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Real estate:
Balances at beginning of year	$19,914,434	$16,620,314	$16,211,621
Real estate assets acquired in connection with the Merger	—	3,696,519	—
Acquisition of real estate and development and improvements	1,344,186	668,803	754,225
Sales and/or transfers to assets held for sale	(429,109)	(909,629)	(137,731)
Impairments	—	(13,118)	—
Other(1)	(217,973)	(148,455)	(207,801)
Balances at end of year	$20,611,538	$19,914,434	$16,620,314
Accumulated depreciation:
Balances at beginning of year	$4,083,030	$3,591,951	$3,188,138
Depreciation expense	757,687	749,376	609,461
Sales and/or transfers to assets held for sale	(126,497)	(132,604)	(12,711)
Other(1)	(201,777)	(125,693)	(192,937)
Balances at end of year	$4,512,443	$4,083,030	$3,591,951
_______________________________________
(1)Primarily represents real estate and accumulated depreciation related to fully depreciated assets and reductions due to casualty events.

Schedule IV: Mortgage Loans Receivable on Real Estate

(in thousands)

Location	Segment	Interest Rate	Fixed / Variable	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount Subject to Delinquent Principal or Interest
First mortgages relating to 61 properties:
Multiple	Other	6.00%	Fixed	7/19/2026(3)	Interest only	$—	$418,389	$405,399	$—
First mortgage relating to one property:
Alabama	Other	10.00%	Fixed	6/30/2026	(1)	—	35,752	35,099	—
First mortgage relating to one property:
California	Other	8.00%	Fixed	1/31/2029(4)	Interest only	—	31,448	31,491	—
Construction loan relating to one property:
Arizona	Other	7.47%	Fixed	2/6/2027(5)	Interest only	—	42,233	39,771	—
Other first mortgages each individually less than 3% of total carrying amount:
Various(6)	Other	8.00% to 10.00%	Fixed	6/30/2026 to 9/30/2028	(2)	—	40,155	38,784	—
Other construction loans each individually less than 3% of total carrying amount:
Texas(7)	Other	8.00%	Fixed	3/31/2028(8) to 12/20/2028(9)	Interest only	—	15,483	15,176	—
						$—	$583,460	$565,720	$—
_______________________________________
(1)A portion of interest is due monthly with remaining interest added to the outstanding principal balance.
(2)Includes both (i) loans that are interest only or (ii) loans in which a portion of interest is due monthly with remaining interest added to the outstanding principal balance.
(3)This loan includes options to extend the maturity date to July 19, 2028.
(4)This loan includes options to extend the maturity date to January 31, 2030.
(5)This loan includes an option to extend the maturity date to May 5, 2028.
(6)Includes various first mortgages each related to one property in Florida, Georgia, Texas, and Tennessee.
(7)Includes various construction loans each related to one property in Texas.
(8)This loan includes an option to extend the maturity date to March 31, 2030.
(9)This loan includes an option to extend the maturity date to December 20, 2029.

	Year Ended December 31,
	2025	2024	2023
Reconciliation of mortgage loans
Balance at beginning of year	$612,784	$175,717	$341,749
Additions:
New mortgage loans	48,383	486,667	—
Draws and additions to existing mortgage loans	46,064	30,745	11,602
Total additions	94,447	517,412	11,602

Deductions:
Principal repayments	(140,458)	(77,643)	(183,084)
Recoveries (reserves) for loan losses(1)	(1,053)	(2,702)	5,450
Total deductions	(141,511)	(80,345)	(177,634)
Balance at end of year	$565,720	$612,784	$175,717
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting.  During the quarter ended June 30, 2025, we completed the implementation of a new enterprise resource planning (“ERP”) system to replace our previous ERP system. The implementation resulted in considerable changes to our processes and control environment, including the implementation of new applications, interfaces, and reports. The new ERP was used during the second, third, and fourth quarters of 2025, and the new and modified processes and controls implemented were used to prepare our consolidated financial statements for the year ended December 31, 2025 included in this report.
Except for those changes, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Healthpeak Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Healthpeak Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 3, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

Costa Mesa, California
February 3, 2026

ITEM 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2025, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Except as provided below, the information required under Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
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
ITEM 11.    Executive Compensation
The information required under Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
ITEM 14.    Principal Accountant Fees and Services
The information required under Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(a) 1.  Financial Statements
The following Consolidated Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets - December 31, 2025 and 2024
Consolidated Statements of Operations - for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Equity and Redeemable Noncontrolling Interests - for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows - for the years ended December 31, 2025, 2024, and 2023
Notes to the Consolidated Financial Statements
(a) 2.  Financial Statement Schedules
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
4.2
Amended and Restated Indenture, dated as of February 10, 2023, among Healthpeak OP, LLC, as issuer, Healthpeak Properties, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (amending and restating the Indenture, dated November 19, 2012, between Healthpeak and the trustee).
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
		Current Report on Form 8-K	March 1, 2024
4.4	Base Indenture, dated February 14, 2025, by and among Healthpeak OP, LLC, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee.	Current Report on Form 8-K	February 14, 2025
4.4.1	First Supplemental Indenture, dated February 14, 2025, by and among Healthpeak OP, LLC, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee.	Current Report on Form 8-K	February 14, 2025
4.4.2	Second Supplemental Indenture, dated August 14, 2025, by and among Healthpeak OP, LLC, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee	Current Report on Form 8-K	August 14, 2025
4.5	Form of 6.750% Senior Notes due 2041.	Current Report on Form 8-K	January 24, 2011
4.6	Form of 3.250% Senior Notes due 2026.	Current Report on Form 8-K	July 5, 2019
4.7	Form of 3.500% Senior Notes due 2029.	Current Report on Form 8-K	July 5, 2019
4.8	Form of 3.000% Senior Notes due 2030.	Current Report on Form 8-K	November 21, 2019
4.9	Form of 2.875% Senior Notes due 2031.	Current Report on Form 8-K	June 23, 2020
4.10	Form of 1.350% Senior Notes due 2027.	Current Report on Form 8-K	July 12, 2021
4.11	Form of 2.125% Senior Notes due 2028.	Current Report on Form 8-K	November 24, 2021
4.12	Form of 5.250% Senior Notes due 2032.	Current Report on Form 8-K	January 17, 2023
4.13	Form of 5.250% Senior Notes due 2032, including the form of Notation of Guarantee.	Current Report on Form 8-K	May 10, 2023
4.14	Form of 5.375% Senior Notes due 2035.	Current Report on Form 8-K	February 14, 2025
4.15	Form of 4.75% Senior Notes due 2033.	Current Report on Form 8-K	August 14, 2025
4.16†	Description of Healthpeak Capital Stock.
10.1	Operating Agreement of Healthpeak OP, LLC, dated as of February 10, 2023.	Current Report on Form 8-K12B	February 10, 2023
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
10.3.1
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of October 3, 2025, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., DOC DR Holdco, LLC, DOC DR, LLC, the lenders listed therein, and Bank of America, N.A., as administrative agent.
		Quarterly Report on Form 10-Q	October 24, 2025
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
10.4.5
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of October 1, 2025, by and among DOC DR, LLC, DOC DR Holdco, LLC, Healthpeak Properties, Inc., Healthpeak OP, LLC, the lenders listed therein, and KeyBank National Association, as administrative agent.
		Quarterly Report on Form 10-Q	October 24, 2025
10.5	Term Loan Agreement, dated as of August 22, 2022, by and among Healthpeak, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K	August 22, 2022
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
10.5.4
Amendment No. 4 to Term Loan Agreement, dated as of October 3, 2025, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc., DOC DR Holdco, LLC, DOC DR, LLC, the lenders listed therein, and Bank of America, N.A., as administrative agent.
		Quarterly Report on Form 10-Q	October 24, 2025
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
10.6.3
Amendment No. 3 to At-the-Money Equity offering Sales Agreement, dated February 6, 2025, among Healthpeak Properties, Inc., Healthpeak OP, LLC, the Sales Agents, the Forward Sellers and the Forward Purchasers.
		Quarter Report on Form 10-Q	April 25, 2025
10.7*	Second Amended and Restated Director Deferred Compensation Plan.	Quarterly Report on Form 10‑Q	November 3, 2009
10.8*	Non-Employee Directors Stock-for-Fees Program.	Quarterly Report on Form 10-Q	August 5, 2014
10.9*	Executive Severance Plan (as amended and restated as of April 27, 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.10*	Executive Change in Control Severance Plan (as amended and restated as of April 27, 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.11*	Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan, as amended through October 24, 2019.	Annual Report on Form 10-K	February 13, 2020
10.11.1*	First Amendment to Amended and Restated Healthpeak Properties, Inc. 2014 Performance Incentive Plan.	Current Report on Form 8-K12B	February 10, 2023
10.11.2*	Form of 2014 Performance Incentive Plan NEO Retentive LTIP Unit Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.11.3*	Form of 2014 Performance Incentive Plan NEO 3-Year Performance-Based LTIP Unit Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.12*	Healthpeak Properties, Inc. 2023 Performance Incentive Plan.	Current Report on Form 8-K	April 27, 2023
10.12.1*	Form of 2023 Performance Incentive Plan Non-NEO Restricted Stock Unit Award Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.12.2*	Form of 2023 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement (adopted 2023).	Quarterly Report on Form 10-Q	April 28, 2023
10.12.3*	Form of 2023 Performance Incentive Plan Retentive Restricted Stock Unit Agreement (adopted in 2024).	Quarterly Report on Form 10-Q	April 26, 2024
10.12.4*	Form of 2023 Performance Incentive Plan Retentive LTIP Unit Agreement (adopted in 2024).	Quarterly Report on Form 10-Q	April 26, 2024

10.12.5*	Form of 2023 Performance Incentive Plan 3-Year Performance-Based Restricted Stock Unit Agreement (adopted in 2024).	Quarterly Report on Form 10-Q	April 26, 2024
10.12.6*	Form of 2023 Performance Incentive Plan 3-Year Performance-Based LTIP Unit Agreement (adopted in 2024).	Quarterly Report on Form 10-Q	April 26, 2024
10.12.7*	Form of 2023 Performance Incentive Plan Non-NEO OP Unit Award Agreement (adopted 2025, for converted awards).	Annual Report on Form 10-K	February 4, 2025
10.13*	Form of Directors and Officers Indemnification Agreement.	Annual Report on Form 10‑K, as amended	February 12, 2008
10.14*	Employee Stock Purchase Plan (adopted in 2025).	Current Report on Form 8-K	April 28, 2025
10.15	Amended and Restated Dividend Reinvestment and Stock Purchase Plan.	Registration Statement on Form S‑3 (Registration No. 333‑49746)	November 13, 2000
10.16*	Offer Letter, dated February 29, 2024, from Healthpeak Properties, LLC to John T. Thomas.	Quarterly Report on Form 10-Q	April 26, 2024
19.1	Insider Trading Policy.	Annual Report on Form 10-K	February 4, 2025
21.1†	Subsidiaries of the Company.
22.1	List of Issuers of Guaranteed Securities.	Quarterly Report on Form 10-Q	October 24, 2025
23.1†	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31.1†	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).
31.2†	Certification by Kelvin O. Moses, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(a).
32.1††	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.
32.2††	Certification by Kelvin O. Moses, Healthpeak’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a‑14(b) and 18 U.S.C. Section 1350.
97.1	Policy Regarding the Recoupment of Certain Compensation Payments.	Annual Report on Form 10-K	February 9, 2024
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101).
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
Dated: February 3, 2026

Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT M. BRINKER	President and Chief Executive Officer, Director	February 3, 2026
Scott M. Brinker	(Principal Executive Officer)

/s/ KELVIN O. MOSES	Chief Financial Officer	February 3, 2026
Kelvin O. Moses	(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON	Executive Vice President and Chief Accounting Officer	February 3, 2026
Shawn G. Johnston	(Principal Accounting Officer)

/s/ KATHERINE M. SANDSTROM	Chair of the Board	February 3, 2026
Katherine M. Sandstrom

/s/ JOHN T. THOMAS	Vice Chair of the Board	February 3, 2026
John T. Thomas

/s/ BRIAN G. CARTWRIGHT	Director	February 3, 2026
Brian G. Cartwright

/s/ JAMES B. CONNOR	Director	February 3, 2026
James B. Connor

/s/ R. KENT GRIFFIN, JR.	Director	February 3, 2026
R. Kent Griffin, Jr.

/s/ PAMELA J. KESSLER	Director	February 3, 2026
Pamela J. Kessler

/s/ SARA G. LEWIS	Director	February 3, 2026
Sara G. Lewis

/s/ AVA E. LIAS-BOOKER	Director	February 3, 2026
Ava E. Lias-Booker

/s/ TOMMY G. THOMPSON	Director	February 3, 2026
Tommy G. Thompson

/s/ RICHARD A. WEISS	Director	February 3, 2026
Richard A. Weiss