Form 10-Q
period 2026-03-31
HEALTHPEAK PROPERTIES, INC.
filed 2026-05-06
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 4, 2026, there were 689,419,702 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate:
Buildings and improvements	$17,168,415	$16,593,535
Development costs and construction in progress	1,056,909	1,010,657
Land and improvements	3,221,127	3,007,346
Accumulated depreciation	(4,609,647)	(4,512,443)
Net real estate	16,836,804	16,099,095
Loans receivable, net of reserves of $9,290 and $11,345	631,648	606,020
Investments in unconsolidated joint ventures	530,354	802,601
Accounts receivable, net of allowance of $3,480 and $2,018	91,467	78,327
Cash and cash equivalents	1,170,992	467,457
Restricted cash	94,917	70,245
Intangible assets	758,495	654,516
Assets held for sale	45,667	80,621
Right-of-use asset	395,929	412,198
Deferred tax assets	120,310	111,248
Goodwill	68,529	68,529
Other assets	871,113	885,161
Total assets	$21,616,225	$20,336,018

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,751,409	$1,078,850
Term loans	1,645,731	1,647,113
Senior unsecured notes	6,779,171	6,772,722
Mortgage debt	246,461	349,209
Intangible liabilities	164,360	173,697
Liabilities related to assets held for sale	545	11,900
Lease liability	290,089	296,260
Accounts payable, accrued liabilities, and other liabilities	671,245	718,509
Deferred revenue	1,007,201	985,307
Total liabilities	12,556,212	12,033,567

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	27,214	159,581

Common stock, $1.00 par value: 1,500,000,000 shares authorized; 695,263,156 and 695,036,731 shares issued and outstanding	695,263	695,037
Additional paid-in capital	13,102,990	12,767,914
Cumulative dividends in excess of earnings	(5,971,501)	(5,952,920)
Accumulated other comprehensive income (loss)	(464)	(9,937)
Total stockholders’ equity	7,826,288	7,500,094
Public investors of Janus Living, Inc.	560,426	—
Joint venture partners	294,297	295,455
Non-managing member unitholders	351,788	347,321
Total noncontrolling interests	1,206,511	642,776
Total equity	9,032,799	8,142,870
Total liabilities and equity	$21,616,225	$20,336,018
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental and related revenues	$538,436	$538,141
Resident fees and services	200,345	148,927
Interest income and other	14,171	15,821
Total revenues	752,952	702,889
Costs and expenses:
Operating	323,861	273,143
Depreciation and amortization	289,734	268,546
Interest expense	87,292	72,693
General and administrative	24,591	26,118
Transaction costs	24,149	5,534
Impairments and loan loss reserves (recoveries), net	(2,275)	(3,562)
Total costs and expenses	747,352	642,472
Other income (expense):
Gain (loss) on sales of real estate, net	50,669	—
Gain (loss) on debt extinguishments	(403)	—
Other income (expense), net	139,779	(6,126)
Total other income (expense), net	190,045	(6,126)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	195,645	54,291
Income tax benefit (expense)	(254)	(2,080)
Equity income (loss) from unconsolidated joint ventures	4,265	(2,147)
Net income (loss)	199,656	50,064
Noncontrolling interests’ share in earnings	(6,023)	(7,236)
Net income (loss) attributable to Healthpeak Properties, Inc.	193,633	42,828
Participating securities’ share in earnings	(149)	(464)
Net income (loss) applicable to common shares	$193,484	$42,364

Earnings per common share:
Basic	$0.28	$0.06
Diluted	$0.28	$0.06
Weighted average shares outstanding:
Basic	695,161	699,067
Diluted	695,168	699,118
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$199,656	$50,064
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	9,400	(21,961)
Change in Supplemental Executive Retirement Plan obligation and other	73	70
Total other comprehensive income (loss)	9,473	(21,891)
Total comprehensive income (loss)	209,129	28,173
Total comprehensive (income) loss attributable to noncontrolling interests	(6,023)	(7,236)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$203,106	$20,937
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended March 31, 2026:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2026	695,037	$695,037	$12,767,914	$(5,952,920)	$(9,937)	$7,500,094	$642,776	$8,142,870	$159,581
Net income (loss)	—	—	—	193,633	—	193,633	6,225	199,858	(202)
Other comprehensive income (loss)	—	—	—	—	9,473	9,473	—	9,473	—
Issuance of common stock, net	242	242	75	—	—	317	—	317	—
Conversion of non-managing member units to common stock	66	66	1,568	—	—	1,634	(1,634)	—	—
Repurchase of common stock	(82)	(82)	(1,292)	—	—	(1,374)	—	(1,374)	—
Stock-based compensation	—	—	2,242	—	—	2,242	8,236	10,478	—
Common dividends ($0.305 per share)	—	—	—	(212,214)	—	(212,214)	—	(212,214)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,584)	(9,584)	(197)
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	(131,968)
Issuance of noncontrolling interests	—	—	—	—	—	—	892,975	892,975	—
Reallocation of noncontrolling interests	—	—	332,483	—	—	332,483	(332,483)	—	—
March 31, 2026	695,263	$695,263	$13,102,990	$(5,971,501)	$(464)	$7,826,288	$1,206,511	$9,032,799	$27,214
For the three months ended March 31, 2025:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2025	699,485	$699,485	$12,847,252	$(5,174,279)	$28,818	$8,401,276	$653,738	$9,055,014	$2,610
Net income (loss)	—	—	—	42,828	—	42,828	7,292	50,120	(56)
Other comprehensive income (loss)	—	—	—	—	(21,891)	(21,891)	—	(21,891)	—
Issuance of common stock, net	371	371	(117)	—	—	254	—	254	—
Conversion of non-managing member units to common stock	34	34	845	—	—	879	(879)	—	—
Repurchase of common stock	(1,278)	(1,278)	(23,681)	—	—	(24,959)	—	(24,959)	—
Stock-based compensation	—	—	2,201	—	—	2,201	3,985	6,186	—
Common dividends ($0.305 per share)	—	—	—	(213,669)	—	(213,669)	—	(213,669)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,186)	(10,186)	(14)
Adjustments to redeemable noncontrolling interests	—	—	1,128	—	—	1,128	(13,005)	(11,877)	11,877
March 31, 2025	698,612	$698,612	$12,827,628	$(5,345,120)	$6,927	$8,188,047	$640,945	$8,828,992	$14,417
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$199,656	$50,064
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	289,734	268,546
Stock-based compensation amortization expense	4,502	4,627
Stock-based compensation issued as part of initial public offering of Janus Living, Inc.	4,872	—
Amortization of deferred financing costs and debt discounts (premiums)	8,363	7,852
Straight-line rents	(10,905)	(11,153)
Amortization of above (below) market lease intangibles	(6,597)	(10,212)
Amortization of non-refundable entrance fees	(27,203)	(24,006)
Equity loss (income) from unconsolidated joint ventures	(4,265)	2,147
Distributions of earnings from unconsolidated joint ventures	251	7,094
Deferred income tax expense (benefit)	(1,086)	946
Impairments and loan loss reserves (recoveries), net	(2,275)	(3,562)
Loss (gain) on debt extinguishments	403	—
Loss (gain) on sales of real estate, net	(50,669)	—
Loss (gain) upon change of control, net	(138,117)	—
Casualty-related loss (recoveries), net	(190)	6,249
Other non-cash items	(2,739)	(2,658)
Changes in:
Decrease (increase) in accounts receivable and other assets	890	7,212
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(40,706)	(47,438)
Increase (decrease) in deferred revenue	36,962	23,721
Net cash provided by (used in) operating activities	260,881	279,429
Cash flows from investing activities:
Acquisitions of real estate	(427,849)	(37,533)
Joint venture buyout, net	(291,354)	—
Development, redevelopment, and other major improvements of real estate	(142,132)	(166,040)
Leasing costs, tenant improvements, and recurring capital expenditures	(23,956)	(23,136)
Proceeds from sales of real estate, net	90,359	—
Proceeds from the BX JV I and II transaction, net	162,801	—
Investments in unconsolidated joint ventures	(1,171)	(32,434)
Distributions in excess of earnings from unconsolidated joint ventures	8,873	7,478
Proceeds from insurance recovery	6,838	386
Proceeds from sales/principal repayments on loans receivable and other	5,040	64,141
Investments in loans receivable and other	(26,056)	(43,576)
Net cash provided by (used in) investing activities	(638,607)	(230,714)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	5,887,650	4,279,000
Repayments under bank line of credit and commercial paper	(5,215,091)	(4,265,000)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	—	494,495
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(102,231)	(352,864)
Payments for debt extinguishment and deferred financing costs	(3,738)	(1,471)
Issuance of common stock, net of offering costs	97	64
Repurchase of common stock	(1,374)	(24,959)
Dividends paid on common stock	(211,994)	(213,479)
Distributions to and redemption of noncontrolling interests	(141,749)	(10,200)
Proceeds from Janus Living initial public offering, net of underwriting fees	901,326	—
Noncontrolling interest issuance costs	(6,963)	—
Net cash provided by (used in) financing activities	1,105,933	(94,414)
Net increase (decrease) in cash, cash equivalents, and restricted cash	728,207	(45,699)
Cash, cash equivalents, and restricted cash, beginning of period	537,702	184,305
Cash, cash equivalents, and restricted cash, end of period	$1,265,909	$138,606
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
On March 23, 2026, Janus Living, Inc. (“Janus Living”), a pure-play senior housing REIT, and the only U.S. publicly traded REIT whose portfolio is owned and operated under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures, completed its initial public offering (the “Janus Living IPO”) to become a public company. In connection with the Janus Living IPO, 48,300,000 shares of Janus Living’s Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. During the three months ended March 31, 2026, a portion of these proceeds were utilized to fund certain other offering and transaction-related costs (see Note 20).
In connection with the Janus Living IPO, through a series of formation transactions, the Company transferred, directly or indirectly, cash plus senior housing real estate communities and certain parcels of land for future development to Janus Living. As a result of these transactions, the Company received 138,816,246 shares of Janus Living’s Class A-1 common stock and 75,917,780 common units in the Janus Living OP, LLC (“Janus Living OP”), Janus Living’s operating subsidiary. In connection with these formation transactions, the Company also purchased shares of Janus Living’s Class A-2 common stock in an amount equivalent to the common units of Janus Living OP that the Company holds following completion of the formation transactions described above, for aggregate consideration of approximately $760 thousand. Janus Living’s Class A-2 common stock are not entitled to receive any dividends or distributions, but were issued to provide Healthpeak with voting rights that correspond to its common units. Healthpeak’s ownership of the Janus Living Class A-1 and Class A-2 common shares together provides Healthpeak with voting and economic rights of 81.6% of Janus Living. Janus Living is externally managed by Healthpeak Investment Management, LLC, an indirect subsidiary of the Company. Following the Janus Living IPO, Healthpeak continues to consolidate Janus Living.
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

The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly owned subsidiaries, joint ventures (“JVs”) that it controls, and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any interim period. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”).
Income Taxes
The Company’s deferred tax assets are netted against deferred tax liabilities on the Consolidated Balance Sheets. The Company is required to evaluate its deferred tax assets for realizability and recognize a valuation allowance, which is recorded against its deferred tax assets, if it is more likely than not that the deferred tax assets will not be realized. The Company considers all available evidence in its determination of whether a valuation allowance for deferred tax assets is required.
In connection with the formation transactions related to the Janus Living IPO, the ownership of six senior housing communities was transferred from a taxable REIT subsidiary (“TRS”) to a non-taxable entity. This change in tax status resulted in the derecognition of certain deferred tax assets and liabilities. The net impact of this change in tax status resulted in a net tax benefit of $2 million during three months ended March 31, 2026.
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
NOTE 3.  Real Estate Investments

2026 Real Estate Investment Acquisitions
SWF JV Buyout
In January 2026, the Company acquired its JV partner’s 46.5% interest in the Sovereign Wealth Fund Senior Housing JV (“SWF SH JV”) for $312 million (the “SWF JV Buyout”). As a result of the SWF JV Buyout, the Company began consolidating the 19 senior housing communities, derecognized its investment in the SWF SH JV, and recognized a gain upon change of control of $46 million, which is recorded in other income (expense), net in the Consolidated Statements of Operations. See Note 7 for further information. The fair value of the senior housing communities was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy.

Subsequent to the completion of this acquisition, the Company entered into agreements to transition the management of certain of these senior housing communities from Brookdale Senior Living (“Brookdale”) to Ciel Senior Living and Pegasus Senior Living (the “operator transition”). In connection with the operator transition, the Company incurred a termination fee of $2.5 million to Brookdale, which is recognized within transaction costs on the Consolidated Statements of Operations.
Senior Housing Portfolio Acquisitions
In March 2026, the Company acquired (i) a portfolio of two senior housing communities in Atlanta, Georgia for $240 million, (ii) a portfolio of three senior housing communities in Orlando, Florida for $121 million, and (iii) one senior housing community in Seattle, Washington for $41 million.
Lab Land Parcel Acquisitions
During the three months ended March 31, 2026, the Company acquired two lab land parcels in Cambridge, Massachusetts for $28 million.
2025 Real Estate Investment Acquisitions
Middletown Medical Portfolio
In February 2025, the Company acquired a portfolio of three outpatient medical buildings in New York for $17 million.
100 Smith Land Parcel
In February 2025, the Company acquired a lab land parcel in Cambridge, Massachusetts for $20 million.
Gateway Crossing Acquisition
In December 2025, the Company completed the acquisition of (i) a lab building for consideration paid, net of discounts and closing costs, of $295 million and (ii) a 50% interest in a JV owning five lab buildings and one other property on the same campus in South San Francisco, California (the “Gateway Crossing JV”) for consideration paid, net of discounts and closing costs, of $132 million. As of December 31, 2025, the Company consolidated the Gateway Crossing JV as it was the managing member and had the ability to control the activities that most significantly impacted the JV’s economic performance (see Note 15). The noncontrolling JV partner had the ability to put its equity interest to the Company after the passage of a predetermined period of time. As such, the noncontrolling interest as of December 31, 2025 was recognized within redeemable noncontrolling interests on the Consolidated Balance Sheets (see Note 11). In January 2026, the Company acquired the remaining 50% interest in the Gateway Crossing JV for consideration paid, net of discounts and closing costs, of $132 million, bringing the Company’s equity ownership in these six buildings to 100%.
Other Outpatient Medical Acquisitions
During the year ended December 31, 2025, the Company acquired nine suites within an outpatient medical building in Atlanta, Georgia for $7 million and acquired an outpatient medical land parcel in Huntsville, Alabama for $7 million.
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $40 million to $182 million at March 31, 2026, when compared to December 31, 2025, primarily as a result of construction spend on projects in development and redevelopment, partially offset by commitments on projects placed into redevelopment during the period.
NOTE 4.  Dispositions of Real Estate

2026 Dispositions of Real Estate
During the three months ended March 31, 2026, the Company sold (i) four lab buildings for $68 million, resulting in total gain on sales of $44 million, (ii) two outpatient medical buildings for $15 million, resulting in total gain on sales of $7 million, and (iii) nine suites within an outpatient medical building in Atlanta, Georgia for $7 million, resulting in an immaterial gain on sales.
2025 Dispositions of Real Estate
During the three months ended March 31, 2025, the Company had no dispositions of real estate.
During the year ended December 31, 2025, the Company sold (i) one outpatient medical land parcel for $4 million, (ii) nine outpatient medical buildings for $160 million, and (iii) a portfolio of 16 outpatient medical buildings for $182 million, resulting in total gain on sales of $72 million.

Held for Sale
As of March 31, 2026, two lab buildings and two outpatient medical buildings were classified as held for sale, with a carrying value of $46 million, primarily comprised of net real estate assets. As of March 31, 2026, liabilities related to the assets held for sale were $1 million, primarily comprised of deferred revenue. As of December 31, 2025, six lab buildings and two outpatient medical buildings were classified as held for sale, with a carrying value of $81 million, primarily comprised of net real estate assets of $73 million and right-of-use assets of $7 million. As of December 31, 2025, liabilities related to the assets held for sale were $12 million, primarily comprised of lease liabilities of $9 million and deferred revenue of $3 million. Four of these lab buildings were sold during the three months ended March 31, 2026.
Impairments of Real Estate
During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment charges on its consolidated real estate assets.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed income from operating leases	$388,228	$394,718
Variable income from operating leases	150,208	143,423
Initial Direct Costs
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the Consolidated Statements of Cash Flows. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs consist of leasing commissions paid to employees and external third party brokers and lease incentives. Initial direct costs are included in other assets in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term. At March 31, 2026 and December 31, 2025, the balance of net initial direct costs were $215 million and $225 million, respectively.
Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. Recognizing rental income on a straight-line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of future minimum lease payments is not probable, the accounts receivable and straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. At March 31, 2026 and December 31, 2025, straight-line rent receivable, net of allowance, excluding amounts reported in assets held for sale, was $378 million and $373 million, respectively. Straight-line rent receivable is included in other assets in the Consolidated Balance Sheets.

NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2026	December 31, 2025
Secured loans(1)	$609,783	$583,460
Mezzanine loans	42,959	47,690
Unamortized discounts and fees	(11,804)	(13,785)
Reserve for loan losses	(9,290)	(11,345)
Loans receivable, net	$631,648	$606,020
_______________________________________
(1)At March 31, 2026 and December 31, 2025, the Company had $85 million and $99 million, respectively, of remaining commitments to fund additional principal on loans for outpatient medical and lab capital expenditure projects.
Sunrise Senior Housing Portfolio Seller Financing
In conjunction with the sale of a portfolio of Senior Housing Operating Property (“SHOP”) facilities in January 2021, the Company provided the buyer with financing secured by the buyer’s equity ownership in each property, which was refinanced in February 2024. In August 2025, the Company received full repayment of the $58 million outstanding balance of this seller financing.
Other SHOP Seller Financing
In conjunction with another SHOP portfolio sale in January 2021, the Company provided the buyer with financing secured by the buyer’s equity ownership in each property. This secured loan matured in January 2025, at which time the Company received full repayment of the $48 million outstanding balance of this seller financing.
Outpatient Medical Seller Financing
In conjunction with the sale of 59 outpatient medical buildings for $674 million in July 2024 and two outpatient medical buildings for $23 million in November 2024, the Company provided the buyer with a mortgage loan secured by the real estate sold for $405 million and $14 million, respectively. The remainder of the sales price was received in cash at the time of sales. The seller financing has an initial term that matures in July 2026 and includes two 12-month extension options. The interest rate on the seller financing is fixed at 6.0% for the initial term and increases to 6.5% during the optional extension periods. The Company also received a $1 million loan origination fee in connection with the loan, which is being recognized in interest income over the remaining term of the loan. In connection with this seller financing, the Company reduced the gain on sales of real estate and recognized a mark-to-market discount of $21 million during the year ended December 31, 2024. This discount is based on the difference between the stated interest rate and the corresponding prevailing market rate as of the transaction date. The discount is recognized as interest income over the term of the discounted loan using the effective interest rate method. During each of the three months ended March 31, 2026 and 2025, the Company recognized $2 million of non-cash interest income related to the amortization of this mark-to-market discount. As of March 31, 2026 and December 31, 2025, the unamortized mark-to-market discount was $10 million and $12 million, respectively.
Loans Receivable Activity
The following is a summary of the Company’s loans receivable activity for the periods presented (in thousands):

	Secured Loans	Mezzanine Loans
Loans receivable as of December 31, 2024	$638,482	$50,314
Add: Advances on and acquisitions of loans receivable	87,648	4,756
Less: Receipts on loans receivable and other reductions	(142,670)	(7,380)
Loans receivable as of December 31, 2025	583,460	47,690
Add: Advances on and acquisitions of loans receivable	26,523	109
Less: Receipts on loans receivable and other reductions	(200)	(4,840)
Loans receivable as of March 31, 2026	$609,783	$42,959

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
The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of March 31, 2026 (in thousands):

Investment Type	Year of Origination(1)						Total
	2026	2025	2024	2023	2022	Prior
Secured loans
Risk rating:
Performing loans	$9,776	$52,261	$459,273	$40,374	$32,895	$—	$594,579
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$9,776	$52,261	$459,273	$40,374	$32,895	$—	$594,579
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$—	$4,293	$13,343	$—	$3,279	$16,154	$37,069
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$—	$4,293	$13,343	$—	$3,279	$16,154	$37,069
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
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

The following table summarizes the Company’s reserve for loan losses (in thousands):

	March 31, 2026			December 31, 2025
	Secured Loans	Mezzanine Loans	Total	Secured Loans	Mezzanine Loans	Total
Reserve for loan losses, beginning of period	$4,750	$6,595	$11,345	$5,574	$4,925	$10,499
Provision for expected loan losses on funded loans receivable	(727)	(1,164)	(1,891)	908	2,215	3,123
Expected loan losses (recoveries) related to loans sold or repaid	—	(164)	(164)	(1,732)	(545)	(2,277)
Reserve for loan losses, end of period	$4,023	$5,267	$9,290	$4,750	$6,595	$11,345
Additionally, at March 31, 2026 and December 31, 2025, a liability of $0.9 million and $1.1 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the three months ended March 31, 2026 is primarily due to (i) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable and (ii) recoveries related to a loan repayment during the three months ended March 31, 2026, partially offset by reserves recognized on a new secured loan executed during the three months ended March 31, 2026.
NOTE 7.  Investments in Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				March 31,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2026	2025
South San Francisco JVs(3)	Lab	7	70	$284,636	$285,387
Callan Ridge JV	Lab	2	35	74,242	74,369
HQ Point Preferred Equity Investment(2)	Other	2	36	55,473	53,859
BX JV I and II(4)	Outpatient medical	6	20	43,387	—
Lab JV	Lab	1	49	31,032	31,406
PMAK JV(2)	Outpatient medical	59	12	19,211	21,711
Needham Land Parcel JV(2)	Lab	—	38	12,917	12,453
Outpatient Medical JVs(5)	Outpatient medical	2	20 - 67	7,262	7,177
Davis JV	Outpatient medical	19	48	2,194	3,530
SWF SH JV(6)	Senior housing	—	—	—	312,709
				$530,354	$802,601
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the JVs.
(2)Property counts and ownership percentages are as of March 31, 2026. Land held for development and the properties underlying the PMAK JV and HQ Point Preferred Equity Investment are excluded from the Company’s total property count.
(3)Includes multiple unconsolidated lab JVs in South San Francisco, California in which the Company holds a 70% ownership percentage in each JV. The Company is entitled to a preferred return, a promote, and certain fees in exchange for development and asset management services provided to these joint ventures when certain conditions are met. These JVs have been aggregated herein due to similarity of the investments and operations.
(4)Includes two unconsolidated outpatient medical JVs in which the Company holds a 20% ownership percentage in each JV. These JVs have been aggregated herein due to similarity of the investments and operations.
(5)Includes two unconsolidated outpatient medical JVs in which the Company holds an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). These joint ventures have been aggregated herein due to similarity of the investments and operations.
(6)As of December 31, 2025, the Company held a 53.5% ownership interest in the SWF SH JV that was comprised of 19 senior housing communities prior to the SWF SH JV Buyout, as described below.
SWF SH JV Buyout
As of December 31, 2025, the Company held a 53.5% ownership interest in the SWF SH JV. In January 2026, the Company acquired its JV partner’s 46.5% interest for $312 million, resulting in consolidation of the 19 senior housing communities (see Note 3).

Blackstone (“BX”) JV I and II
In March 2026, the Company sold an 80% interest in six outpatient medical buildings to a third party for net proceeds of $163 million and formed two JVs. Following the transaction, the Company does not control the JVs through its voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 20% investment in the JVs at fair value, and accounting for its investment using the equity method. The fair value of the Company’s retained investment at the time of the transaction was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the three months ended March 31, 2026, the Company recognized a gain upon change of control of $92 million, which is recognized within other income (expense), net in the Consolidated Statements of Operations.
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
NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	March 31, 2026	December 31, 2025
Gross intangible lease assets(1)	$1,424,445	$1,377,039
Accumulated depreciation and amortization(2)	(665,950)	(722,523)
Intangible assets	$758,495	$654,516

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)As of March 31, 2026 and December 31, 2025, includes $1.38 billion and $1.33 billion, respectively, of gross lease-up intangibles and $42 million and $43 million, respectively, of gross above market lease intangibles.
(2)As of March 31, 2026 and December 31, 2025, includes $648 million and $705 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $18 million and $17 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	March 31, 2026	December 31, 2025
Gross intangible lease liabilities	$286,330	$316,197
Accumulated depreciation and amortization	(121,970)	(142,500)
Intangible liabilities	$164,360	$173,697

Weighted average remaining amortization period in years	9	9
During the three months ended March 31, 2026, in conjunction with the Company’s acquisitions of real estate, the Company acquired $189 million of intangible assets with a weighted average amortization period at acquisition of three years. Other activity during the three months ended March 31, 2026 includes the write-off of fully depreciated assets.
During the year ended December 31, 2025, in conjunction with the Company’s acquisitions of real estate, the Company acquired $137 million of intangible assets with a weighted average amortization period at acquisition of seven years and $31 million of intangible liabilities with a weighted average amortization period at acquisition of eight years.

Goodwill
At March 31, 2026 and December 31, 2025, goodwill was allocated to the Company’s segment assets as follows (in thousands):

Segment	March 31, 2026	December 31, 2025
Outpatient medical	$64,680	$64,680
Senior housing	3,849	3,849
	$68,529	$68,529
NOTE 9.  Debt

Healthpeak OP, the Company’s consolidated operating subsidiary, is the borrower under, and the Company, DOC DR Holdco, and DOC DR OP Sub are the guarantors of, the Revolving Facility, 2027 Term Loans, 2029 Term Loan, 2031 Term Loan, Commercial Paper Program (each as defined below), and senior unsecured notes issued by the Company. DOC DR OP Sub is the borrower under, and the Company, Healthpeak OP, and DOC DR Holdco are guarantors of, the 2028 Term Loan (as defined below) and certain senior unsecured notes assumed by the Company. Guarantees of senior unsecured notes are full and unconditional and applicable to existing and future senior unsecured notes.
Janus Living Credit Facilities
Concurrent with the completion of the Janus Living IPO, Janus Living entered into a credit agreement that provides for a $500 million revolving credit facility (the “Janus Living Revolving Credit Facility”) and $100 million delayed-draw term loan facility (the “Janus Living Term Loan” and, together with the Janus Living Revolving Credit Facility, the “Janus Living Credit Facilities”). Janus Living has the option to increase commitments under the Janus Living Credit Facilities and/or obtain incremental term loans so long as the aggregate principal amount does not exceed $1.5 billion, subject to customary requirements. The Janus Living Revolving Credit Facility matures in March 2030 with two six-month extension periods available, subject to certain conditions. The Janus Living Term Loan is available to be drawn until December 2026 and matures in March 2031. Borrowings under the Janus Living Revolving Credit Facility and Janus Living Term Loan bear interest at SOFR plus 105 and 110 basis points, respectively, based on Janus Living’s current leverage-based pricing grid. Janus Living also pays a facility fee on the entire revolving commitment that depends on its current leverage-based pricing grid, which was 0.15% as of March 31, 2026. As of March 31, 2026, total unamortized debt issuance costs for the Janus Living Credit Facilities were $2 million, which are recognized in other assets on the Combined and Consolidated Balance Sheets. As of March 31, 2026, no principal had been drawn on either the Janus Living Revolving Credit Facility or the Janus Living Term Loan.
The Janus Living Credit Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage Ratio of 1.5 times; (v) require a minimum Consolidated Tangible Net Worth of at least the sum of (x) $2.04 billion as of the end of any fiscal quarter plus (y) an amount equal to 75% of the net proceeds received from any equity offerings after the closing date; and (vi) require a minimum Unsecured Interest Coverage Ratio of 1.75 times. The Company believes Janus Living was in compliance with each of these covenants at March 31, 2026.
Bank Line of Credit and Term Loans
Revolving Facility
As of March 31, 2026, the Company’s unsecured revolving line of credit facility had aggregate commitments of $3.0 billion and matures on January 19, 2029, which may be further extended pursuant to two six-month extension options, subject to certain customary conditions (the “Revolving Facility”). Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark, SOFR, plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. In October 2025, the Company executed an amendment to the Revolving Facility to, among other immaterial changes, remove a 10 basis point adjustment related to SOFR transition from the determination of the margin. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at March 31, 2026, the margin on the Revolving Facility was 0.78% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of March 31, 2026 and December 31, 2025, the Company had no balance outstanding under the Revolving Facility.

Term Loan Agreement
The Company previously entered into a term loan agreement (as amended or modified, the “Term Loan Agreement”) that provided a maximum incremental borrowing capacity of $1.5 billion. As of March 31, 2026, the Company had borrowed (i) $500 million principal balance (the “2027 Term Loans”), of which $250 million matures on February 22, 2027 with one option to extend for a one-year period subject to certain customary conditions and $250 million matures on August 22, 2027 with no option to extend, and (ii) an aggregate principal amount of $750 million that matures on February 28, 2029 (the “2029 Term Loan”).
In October 2025, the Company executed an amendment to the Term Loan Agreement to remove a 10 basis point adjustment related to SOFR transition from the determination of the margin.
In March 2026, concurrent with the closing of the Janus Living IPO, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the applicable lenders provided their consent to the Janus Living IPO and the other transactions consummated in connection therewith, (ii) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $1.5 billion to $2.0 billion, (iii) the Company obtained senior unsecured delayed draw term loan commitments in an aggregate principal amount of $400 million (the “2031 Term Loan”). The 2031 Term Loan is available to be drawn through December 2026 and has a stated maturity of five years. As of March 31, 2026, the Company had no balance outstanding under the 2031 Term Loan.
As of March 31, 2026, the unused borrowing capacity under the Term Loan Agreement was $750 million. At each of March 31, 2026 and December 31, 2025, the Company had $1.25 billion of loans outstanding under the Term Loan Agreement.
Loans outstanding under the 2027 Term Loans accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loans also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loans may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of March 31, 2026, and inclusive of achievement of a sustainability-linked metric, the margin on the 2027 Term Loans was 0.84%.
The Company has two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The 2027 Term Loans associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of March 31, 2026, the 2027 Term Loans had a blended fixed effective interest rate of 3.65%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of March 31, 2026, the margin on the 2029 Term Loan was 0.85%.
The Company has forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of March 31, 2026, the 2029 Term Loan had a blended fixed effective interest rate of 4.56%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
Loans outstanding under the 2031 Term Loan accrue interest at Daily SOFR plus a margin of 70 to 155 basis point per annum that depends on the credit ratings of the Company’s senior unsecured long-term debt.
As of March 31, 2026, the Company also had assumed senior unsecured term loans in an aggregate principal amount of $400 million (the “2028 Term Loan”) that mature in May 2028. Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) Daily SOFR. In October 2025, the Company executed an amendment to the 2028 Term Loan to remove a 10 basis point adjustment related to SOFR transition from the determination of the margin. The applicable margin under the 2028 Term Loan ranges from 0.85% to 1.65% for Daily SOFR loans and is based on the Company’s and Healthpeak OP’s credit ratings. Based on the Company’s credit ratings as of March 31, 2026, the margin on the 2028 Term Loan was 0.90%.
The Company has three interest rate swap instruments that are designated as cash flow hedges. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of March 31, 2026, the 2028 Term Loan had a blended fixed effective interest rate of 4.35%, inclusive of the impact of these interest rate swap instruments and amortization of the related premium. See also Note 17 for a discussion of the impact of the related interest rate swap instruments.

The Revolving Facility, 2027 Term Loans, 2028 Term Loan, 2029 Term Loan, and 2031 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at March 31, 2026.
Commercial Paper Program
The Company has an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of March 31, 2026 and December 31, 2025, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. During each of the three months ended March 31, 2026 and 2025, the Company recognized $2 million of interest expense related to fees and amortization of debt issuance costs in connection with its Commercial Paper Program and Revolving Facility. At March 31, 2026, the Company had $1.8 billion notes outstanding under the Commercial Paper Program, with original maturities of approximately 28 days and a weighted average interest rate of 4.14%. At December 31, 2025, the Company had $1.1 billion of notes outstanding under the Commercial Paper Program, with original maturities of approximately 39 days and a weighted average interest rate of 4.02%.
Senior Unsecured Notes
At each of March 31, 2026 and December 31, 2025, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.9 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2026.
During the three months ended March 31, 2026, there were no issuances, repurchases, or redemptions of senior unsecured notes.
The following table summarizes the Company’s senior unsecured note issuances for the year ended December 31, 2025 (dollars in thousands):

Issue Date	Amount	Coupon Rate(1)	Maturity Year
February 14, 2025	$500,000	5.38%	2035
August 14, 2025	500,000	4.75%	2033
_______________________________________
(1)The effective interest rate, which includes amortization of debt discounts and debt issuance costs, is 5.56% for the senior unsecured notes issued in February 2025 and 5.02% for the senior unsecured notes issued in August 2025.
The following table summarizes the Company’s senior unsecured note repayments for the year ended December 31, 2025 (dollars in thousands):

Repayment Date	Amount	Coupon Rate(1)	Maturity Year
February 3, 2025	$348,194	3.40%	2025
June 2, 2025	451,806	4.00%	2025
_______________________________________
(1)The effective interest rate, which includes amortization of debt discounts and debt issuance costs, was 3.58% for the senior unsecured notes repaid in February 2025 and 4.19% for the senior unsecured notes repaid in June 2025.
Mortgage Debt
At March 31, 2026 and December 31, 2025, the Company had $246 million and $349 million, respectively, in aggregate principal of mortgage debt outstanding. At March 31, 2026, this mortgage debt was secured by 18 outpatient medical buildings, with an aggregate carrying value of $553 million. At December 31, 2025, this mortgage debt was secured by 18 outpatient medical buildings and two senior housing communities, with an aggregate carrying value of $747 million.

Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets, and is non-recourse. Mortgage debt also typically requires maintenance of the assets in good condition, includes conditions to obtain lender consent to enter into or terminate material leases, requires insurance on the assets, requires payment of real estate taxes, restricts transfer of the encumbered assets and repayment of the loan, and prohibits additional liens. Some of the mortgage debt may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.
During the three months ended March 31, 2026 and 2025, the Company made aggregate principal repayments of mortgage debt of $102 million and $5 million, respectively. Included in the $102 million aggregate principal payments of mortgage debt for the three months ended March 31, 2026 was a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026. The Company also paid $1 million of accrued interest and prepayment penalties. During the three months ended March 31, 2026, the Company recognized a $400 thousand loss on debt extinguishment related to this early repayment. Included in the $5 million of aggregate principal payments of mortgage debt for the three months ended March 31, 2025 was a $4 million full principal repayment of mortgage debt secured by one outpatient medical building that matured in March 2025.
The Company has $142 million of mortgage debt secured by a portfolio of 13 outpatient medical buildings with original maturities in April 2026, which, upon maturity, were extended to June 2026. In April 2022, the Company terminated its existing interest rate cap instruments associated with this variable rate mortgage debt and entered into two interest rate swap instruments that were designated as cash flow hedges and matured in May 2026 (see Note 17). The variable rate mortgage debt associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2026 (dollars in thousands):

				Senior Unsecured Notes(3)		Mortgage Debt(4)
Year	Bank Line of Credit(1)	Commercial Paper(1)(2)	Term Loans	Amount	Interest Rate(5)	Amount	Interest Rate(5)	Total
2026	$—	$—	$—	$650,000	3.40%	$242,768	5.35%	$892,768
2027	—	—	500,000	850,000	3.23%	842	4.70%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,775	3.77%	1,252,775
2029	—	1,751,409	750,000	650,000	3.65%	—	—%	3,151,409
2030	—	—	—	750,000	3.14%	—	—%	750,000
Thereafter	—	—	—	3,150,000	5.08%	—	—%	3,150,000
	—	1,751,409	1,650,000	6,900,000		246,385		10,547,794
Premiums, (discounts), and debt issuance costs, net	—	—	(4,269)	(120,829)		76		(125,022)
	$—	$1,751,409	$1,645,731	$6,779,171		$246,461		$10,422,772
_______________________________________
(1)As of March 31, 2026, total unamortized debt issuance costs for the Revolving Facility and Commercial Paper Program were $15 million, which are recognized in other assets on the Consolidated Balance Sheets.
(2)Commercial Paper Program borrowings are backstopped by the availability under the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(3)Effective interest rates on the senior unsecured notes range from 1.54% to 6.87% with a weighted average effective interest rate of 4.16% and a weighted average maturity of approximately 4 years.
(4)Effective interest rates on the mortgage debt range from 3.77% to 6.36% with a weighted average effective interest rate of 5.33% and a weighted average maturity of approximately 5 months. These interest rates include the impact of designated interest rate swap instruments, which effectively fix the interest rate on certain variable rate debt.
(5)Represents the weighted-average effective interest rate as of the end of the applicable period, including amortization of debt premiums (discounts) and debt issuance costs.
Additionally, as of March 31, 2026, the Company had 15 outstanding letter of credit obligations totaling $14 million.

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
DownREITs and Other Partnerships
In connection with the formation of certain limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. As of March 31, 2026, the Company had indemnification agreements on a total of 28 properties within its DownREITs.
Additionally, the Company owns a 49% interest in the Lab JV (see Note 7). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.
Minimum Liquid Reserve (“MLR”)
For the Company’s life plan communities, which are a form of senior housing that offer a full continuum of care and operate under an entrance fee model, state licensing authorities require the Company to maintain MLR balances in escrow accounts based upon certain financial calculations. This requirement mitigates the risk of a community failure, whereby the Company would be obligated to repay the balance of entrance fees to its residents. The reserve balance required by these state licensing authorities at March 31, 2026 was $96 million, which was met through $68 million of restricted cash held in escrow and $28 million of promissory notes. These promissory notes are issued between the Company and certain of its operating subsidiaries, which represents intercompany activity that is eliminated in the Consolidated Financial Statements.
NOTE 11.  Equity and Redeemable Noncontrolling Interests

Dividends
On April 6, 2026, the Company’s Board of Directors declared a monthly common stock cash dividend of $0.10167 per share for each of April, May, and June 2026, payable on April 30, 2026, May 29, 2026, and June 26, 2026, respectively, to stockholders of record as of the close of business on April 17, 2026, May 18, 2026, and June 15, 2026, respectively.
During each of the three months ended March 31, 2026 and 2025, the Company declared and paid common stock cash dividends of $0.305 per share.
At-The-Market Equity Offering Program
The Company’s at-the-market equity offering program (the “ATM Program”) was most recently amended in February 2025 to add certain banks as sales agents, a forward seller, and a forward purchaser under the ATM Program. The ATM Program allows for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion (i) by the Company through a consortium of banks acting as sales agents or directly to the banks acting as principals or (ii) by a consortium of banks acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (each, an “ATM forward contract”). The use of ATM forward contracts allows the Company to lock in a share price on the sale of shares at the time the ATM forward contract becomes effective, but defer receiving the proceeds from the sale of shares until a later date.
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

At March 31, 2026, $1.5 billion of the Company’s common stock remained available for sale under the ATM Program.
ATM Forward Contracts
During each of the three months ended March 31, 2026 and 2025, the Company did not utilize the forward provisions under the ATM Program.
ATM Direct Issuances
During each of the three months ended March 31, 2026 and 2025, there were no direct issuances of shares of common stock under the ATM Program.
Share Repurchase Programs
On July 24, 2024, the Company’s Board of Directors approved a share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the Company’s previous share repurchase program. Under the 2024 Share Repurchase Program, the Company may acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2025, the Company repurchased 1.15 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $19.45 per share for a total of $22 million. During the three months ended March 31, 2026, there were no repurchases of common stock under the 2024 Share Repurchase Program. At March 31, 2026, $406 million remained available for the repurchase of the Company’s common stock under the 2024 Share Repurchase Program.
In April 2026, the Company repurchased 5.95 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million. Subsequent to these repurchases, $306 million of the Company’s common stock remained available for the repurchase under the 2024 Share Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	March 31, 2026	December 31, 2025
Unrealized gains (losses) on derivatives, net	$1,290	$(8,110)
Supplemental Executive Retirement Plan minimum liability	(1,754)	(1,827)
Total accumulated other comprehensive income (loss)	$(464)	$(9,937)
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
As of December 31, 2025, (i) the estimated redemption value of the redeemable noncontrolling interests with currently exercisable Put Options was $14 million, (ii) the estimated redemption value of the redeemable noncontrolling interests that will become exercisable upon completion of the related development projects was $13 million, and (iii) the estimated redemption value of the Gateway Crossing JV (see Note 3) was $132 million.

During the three months ended March 31, 2026, the Company acquired the remaining 50% interest of the Gateway Crossing JV for $132 million, terminating the Put Option of the noncontrolling interest holder. As of March 31, 2026, (i) the estimated redemption value of the redeemable noncontrolling interests with currently exercisable Put Options was $14 million and (ii) the estimated redemption value of the redeemable noncontrolling interests that will become exercisable upon completion of the related development projects was $13 million.
Janus Living - Public Investors
In connection with the Janus Living IPO in March 2026, 48,300,000 shares of Janus Living’s Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. During the three months ended March 31, 2026, a portion of these proceeds were utilized to fund certain other offering and transaction-related costs (see Note 20). As of March 31, 2026, these public investors represent an 18.4% interest in Janus Living, a consolidated subsidiary of Healthpeak, which is calculated by dividing the number of Janus Living's Class A-1 common stock held by public investors by the total number of Janus Living’s Class A-1 common stock outstanding. The Janus Living IPO resulted in an allocation between equity and noncontrolling interests on the Consolidated Statements of Equity and Redeemable Noncontrolling Interests to reflect the change in total net assets and capital structure of the Company.
Healthpeak OP
During each of the three months ended March 31, 2026 and 2025, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million non-managing member units in Healthpeak OP (“Healthpeak OP Units”), all of which were profits interests in Healthpeak OP. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their Healthpeak OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the Healthpeak OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their Healthpeak OP Units rather than using cash. As of March 31, 2026, there were approximately 6 million Healthpeak OP Units outstanding and 580 thousand had met the criteria for redemption. As of March 31, 2026, the value of the Healthpeak OP Units that had met the criteria for redemption based on the closing stock price on March 31, 2026 was $10 million. As of December 31, 2025, there were approximately 4 million Healthpeak OP Units outstanding and 275 thousand had met the criteria for redemption. As of December 31, 2025, the value of the Healthpeak OP Units that had met the criteria for redemption based on the closing stock price on December 31, 2025 was $4 million.
Janus Living OP
During the three months ended March 31, 2026, in connection with the Janus Living IPO, certain employees of the Company (“Janus Living OP Unitholders”) were issued approximately 392 thousand non-managing member units in Janus Living OP, the operating subsidiary of Janus Living, Inc. (“Janus Living OP Units” and together with Healthpeak OP Units, “OP Units”), all of which were profits interests in Janus Living OP. The per unit redemption amount is equal to either one share of Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Janus Living’s Class A-1 common stock at the time of redemption. The Company classifies the Janus Living OP Units in permanent equity because Janus Living may elect, in its sole discretion, to issue shares of Janus Living’s Class A-1 common stock to Janus Living OP Unitholders who choose to redeem their Janus Living OP Units rather than using cash. As of March 31, 2026, none of the Janus Living OP Units met the criteria for redemption.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At each of March 31, 2026 and December 31, 2025, there were approximately 11 million DownREIT units (13 million shares of Healthpeak common stock are issuable upon conversion) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At each of March 31, 2026 and December 31, 2025, the carrying value of the 11 million DownREIT units was $307 million. The market value of the 11 million DownREIT units, based on the closing stock price on March 31, 2026 and December 31, 2025, was $220 million and $215 million, respectively.

NOTE 12.  Earnings Per Common Share

Basic income (loss) per common share (“EPS”) is computed based on the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the impact of forward equity sales agreements using the treasury stock method, common shares issuable from the assumed conversion of DownREIT units, certain performance restricted stock units, OP Units, and unvested restricted stock units. Only those instruments having a dilutive impact on the Company’s basic income (loss) per share are included in diluted income (loss) per share during the periods presented.
Certain restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, and require use of the two-class method when computing basic and diluted earnings per share.
The Company considers the potential dilution resulting from forward agreements under its ATM Program to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. Refer to Note 11 for a discussion of the forward sales agreements, under which there were no sales or settlements during the three months ended March 31, 2026 and 2025.
The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss)	$199,656	$50,064
Noncontrolling interests’ share in earnings	(6,023)	(7,236)
Net income (loss) attributable to Healthpeak Properties, Inc.	193,633	42,828
Less: Participating securities’ share in earnings	(149)	(464)
Net income (loss) applicable to common shares - basic and diluted	$193,484	$42,364
Denominator
Basic weighted average shares outstanding	695,161	699,067
Dilutive potential common shares - equity awards(1)	7	51
Diluted weighted average common shares	695,168	699,118
Earnings per common share
Basic	$0.28	$0.06
Diluted	$0.28	$0.06
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units).
For each of the three months ended March 31, 2026 and 2025, all 13 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.
For the three months ended March 31, 2026 and 2025, all 6 million and 5 million outstanding Healthpeak OP Units, respectively, were not included because they were anti-dilutive.

NOTE 13.  Segment Disclosures

The Company’s operating segments, based on how its chief operating decision maker (“CODM”), the President and CEO, evaluates the business and allocates resources, are as follows: (i) outpatient medical, (ii) lab, (iii) senior housing, (iv) loans receivable, (v) a preferred equity investment, and (vi) three other properties. The Company’s reportable segments, as determined in accordance with ASC 280, Segment Reporting, are as follows: (i) outpatient medical, (ii) lab, and (iii) senior housing. The loans receivable, preferred equity investment, and three other properties are non-reportable segments that have been presented on a combined basis within the Notes to the Consolidated Financial Statements herein. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC, as updated by Note 2 herein.
For the outpatient medical and lab segments, the CODM evaluates performance based on property adjusted net operating income (“Adjusted NOI”). Adjusted NOI is used to evaluate performance because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the property level and presenting it on an unlevered basis. NOI is defined as real estate revenues (inclusive of rental and related revenues and resident fees and services, and exclusive of interest income), less property level operating expenses. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, amortization of market lease intangibles, termination fees, operator transition costs, and actuarial reserves for insurance claims that have been incurred but not reported. NOI and Adjusted NOI exclude all other financial statement amounts included in net income (loss).
NOI and Adjusted NOI are calculated as NOI and Adjusted NOI from consolidated properties, plus the Company’s share of NOI and Adjusted NOI from unconsolidated joint ventures (calculated by applying the Company’s actual ownership percentage for the period), less noncontrolling interests’ share of NOI and Adjusted NOI from consolidated joint ventures (calculated by applying the Company’s actual ownership percentage for the period). Management utilizes its share of NOI and Adjusted NOI in assessing its performance as the Company has various joint ventures that contribute to its performance.
In connection with the Janus Living IPO, beginning in the first quarter of 2026, the CODM evaluates performance for the senior housing segment based on net income (loss).
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

The following table summarizes financial information for the reportable segments for the three months ended March 31, 2026 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$318,217	$212,812	$200,345
Operating expenses(1)	(106,264)	(68,882)
Healthpeak’s share of unconsolidated joint venture NOI	4,588	6,237
Noncontrolling interests’ share of consolidated joint venture NOI	(7,695)	(54)
NOI - outpatient medical and lab	208,846	150,113
Adjustments to NOI(2)	(10,469)	(9,094)
Adjusted NOI - outpatient medical and lab	$198,377	$141,019		339,396
Senior housing net income (loss):
Compensation and property management			(91,008)
Food			(8,698)
Real estate tax			(6,444)
Repairs and maintenance			(6,651)
Utilities			(8,145)
Other segment items(3)			(23,652)
Depreciation and amortization			(51,398)
General and administrative			(2,958)
General and administrative - related party management fee			(328)
Interest expense			(351)
Transaction costs			(18,510)
Gain (loss) upon change of control, net(4)			46,270
Gain (loss) on debt extinguishments			(403)
Other income (expense), net			816
Income tax benefit (expense)			(1,122)
Equity income (loss) from unconsolidated joint ventures			111
Senior housing net income (loss)			$27,874	27,874
Reconciling items:
Plus: Adjustments to NOI(2)				19,563
Other non-reportable revenues				7,407
Interest income and other				14,171
Other non-reportable operating expenses				(4,117)
Depreciation and amortization				(238,336)
Interest expense				(86,941)
General and administrative				(21,305)
Transaction costs				(5,639)
Impairments and loan loss reserves, net				2,275
Gain (loss) on sales of real estate, net				50,669
Other income (expense), net				92,693
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(10,825)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical and lab				7,749
Plus: Income tax benefit (expense) - senior housing				1,122
Less: Equity income (loss) from unconsolidated joint ventures - senior housing				(111)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$195,645
_______________________________________
(1)See reconciliation of significant expense categories below for outpatient medical and lab.
(2)Represents straight-line rents, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of earnings generated by consolidated joint ventures.
(3)Other segment items for senior housing include: (i) cleaning and supplies, (ii) insurance, (iii) marketing, and (iv) other expenses.
(4)Gain (loss) upon change of control, net, is recognized in other income (expense), net, in the Consolidated Statements of Operations.

The following table summarizes the Company’s significant expense categories for the outpatient medical and lab reportable segments for the three months ended March 31, 2026 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$15,742	$9,157
Real estate taxes	24,677	21,953
Repairs and maintenance	18,307	8,928
Utilities	18,836	13,276
Other segment items(1)	28,702	15,568
Operating expenses	$106,264	$68,882
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.

The following table summarizes financial information for the reportable segments for the three months ended March 31, 2025 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$314,457	$217,593	$148,927
Operating expenses(1)	(102,271)	(57,658)
Healthpeak’s share of unconsolidated joint venture NOI	4,265	1,134
Noncontrolling interests’ share of consolidated joint venture NOI	(7,195)	—
NOI - outpatient medical and lab	209,256	161,069
Adjustments to NOI(2)	(11,913)	(14,836)
Adjusted NOI - outpatient medical and lab	$197,343	$146,233		343,576
Senior housing net income (loss):
Compensation and property management			(70,003)
Food			(6,442)
Real estate tax			(4,501)
Repairs and maintenance			(4,846)
Utilities			(5,663)
Other segment items(3)			(18,805)
Depreciation and amortization			(32,799)
General and administrative			(3,132)
Interest expense			(948)
Other income (expense), net			(6,676)
Income tax benefit (expense)			(1,594)
Equity income (loss) from unconsolidated joint ventures			1,451
Senior housing net income (loss)			$(5,031)	(5,031)
Reconciling items:
Plus: Adjustments to NOI(2)				26,749
Other non-reportable revenues				6,091
Interest income and other				15,821
Other non-reportable operating expenses				(2,954)
Depreciation and amortization				(235,747)
Interest expense				(71,745)
General and administrative				(22,986)
Transaction costs				(5,534)
Impairments and loan loss reserves, net				3,562
Other income (expense), net				550
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(5,399)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical and lab				7,195
Plus: Senior housing income tax benefit (expense)				1,594
Less: Senior housing equity income (loss) from unconsolidated joint ventures				(1,451)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$54,291
_______________________________________
(1)See reconciliation of significant expense categories below for outpatient medical and lab.
(2)Represents straight-line rents, amortization of market lease intangibles, net, actuarial reserves for insurance claims that have been incurred but not reported, and termination fees. Includes the Company’s share of income (loss) generated by unconsolidated joint ventures and excludes noncontrolling interests’ share of earnings generated by consolidated joint ventures.
(3)Other segment items for senior housing include: (i) cleaning and supplies, (ii) insurance, (iii) marketing, and (iv) other expenses.

The following table summarizes the Company’s significant expense categories outpatient medical and lab reportable segments for the three months ended March 31, 2025 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$14,263	$8,310
Real estate taxes	23,392	19,021
Repairs and maintenance	14,886	7,358
Utilities	17,446	10,423
Other segment items(1)	32,284	12,546
Operating expenses	$102,271	$57,658
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.
The following table summarizes the Company’s revenues by reportable segment (in thousands):

	Three Months Ended March 31,
Segment	2026	2025
Outpatient medical	$318,217	$314,457
Lab	212,812	217,593
Senior housing	200,345	148,927
Total revenues for reportable segments	731,374	680,977
Total revenues for other non-reportable	7,407	6,091
Interest income and other	14,171	15,821
Total revenues	$752,952	$702,889
NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Interest paid, net of capitalized interest	$81,800	$80,706
Income taxes paid (refunded), net	692	256
Capitalized interest	20,196	20,035
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	123,025	128,341
Noncash lease consideration	13,000	—
Net noncash impact from the consolidation of properties previously held in an unconsolidated joint venture	312,826	—
Retained equity method investment from BX JV I and II transactions, net (see Note 7)	43,378	—

The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning of period:
Cash and cash equivalents	$467,457	$119,818
Restricted cash	70,245	64,487
Cash, cash equivalents, and restricted cash	$537,702	$184,305
End of period:
Cash and cash equivalents	$1,170,992	$70,625
Restricted cash	94,917	67,981
Cash, cash equivalents, and restricted cash	$1,265,909	$138,606
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of March 31, 2026 and December 31, 2025, the account balances at certain institutions exceeded the FDIC insurance coverage.
NOTE 15.  Variable Interest Entities

Operating Subsidiary
Healthpeak OP is the Company’s operating subsidiary and a limited liability company that has governing provisions that are the functional equivalent of a limited partnership. The Company holds a membership interest in Healthpeak OP, acts as the managing member of Healthpeak OP, and exercises full responsibility, discretion, and control over the day-to-day management of Healthpeak OP. Because the noncontrolling interests in Healthpeak OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights, the Company has determined that Healthpeak OP is a VIE. The Company, as managing member, has the power to direct the core activities of Healthpeak OP that most significantly affect Healthpeak OP’s performance, and through its interest in Healthpeak OP, has both the right to receive benefits from and the obligation to absorb losses of Healthpeak OP. Accordingly, the Company is the primary beneficiary of Healthpeak OP and consolidates Healthpeak OP. As the Company conducts its business and holds its assets and liabilities through Healthpeak OP, the total consolidated assets and liabilities, income (losses), and cash flows of Healthpeak OP represent substantially all of the total consolidated assets and liabilities, including the consolidated and unconsolidated entities discussed in this Note 15, income (losses), and cash flows of the Company.
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

Other Equity Investments. The Company holds limited partner interests in funds that make venture capital investments in various early-stage technology solutions and certain other investments (the “Other Equity Investments”). At March 31, 2026 and December 31, 2025, the Company’s total investments aggregated $16 million and $3 million, respectively, of which $0.2 million was held by Janus Living at each of March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company had an aggregate remaining commitment of $14 million related to certain of its Other Equity Investments, of which $2 million was related to the Other Equity Investments held by Janus Living. The Other Equity Investments have been identified as VIEs as (i) they do not have any substantive participating rights or kick-out rights over the general partner or (ii) due to insufficient equity at risk. The assets and liabilities of the entities primarily consist of its capital investments. If applicable, all future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.
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
HQ Point Preferred Equity Investment. In February 2025, the Company made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California. As of March 31, 2026, the Company had funded the entirety of its $50 million investment. Current equity at risk is not sufficient to finance the entity’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments).
Loans Receivable Investments. In March 2025, the Company entered into an agreement to provide aggregate financing of $41 million to fund the development of an outpatient medical building in Dallas, Texas. In January 2026, the Company entered into and funded a $10 million loan secured by a lab land parcel. The borrower entities for these investments meet the criteria of a VIE in accordance with ASC 810, Consolidation, and the Company is not the primary beneficiary of the borrowers.
The classification of the related assets and the maximum loss exposure as a result of the Company’s involvement with these VIEs at March 31, 2026 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment and Other Equity Investments	Other assets	$31,440
Needham Land Parcel JV and HQ Point Preferred Equity Investment	Investments in unconsolidated joint ventures	68,390
Loans Receivable Investments	Loans receivable, net	28,877
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of March 31, 2026, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at March 31, 2026 and December 31, 2025 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
Janus Living OP. Janus Living holds a membership interest in Janus Living OP, acts as the managing member of Janus Living OP, and exercises full responsibility, discretion, and control over the day-to-day management of Janus Living OP. Because certain noncontrolling interests in Janus Living OP do not have substantive liquidation rights, substantive kick-out rights without cause, or substantive participating rights, the Company has determined that Janus Living OP is a VIE. Janus Living, Inc., as managing member, has the power to direct the core activities of Janus Living OP that most significantly affect Janus Living OP’s performance, and through its interest in Janus Living OP, has both the right to receive benefits from and the obligation to absorb losses of Janus Living OP. Accordingly, Janus Living, Inc. is the primary beneficiary of Janus Living OP and consolidates Janus Living OP. The assets of Janus Living OP primarily consist of senior housing properties (net real estate), entrance fee receivables, and cash and cash equivalents; its obligations primarily consist of non-refundable entrance fees and capital expenditures for the properties. Assets generated by Janus Living OP may only be used to settle its contractual obligations.

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
DownREITs.  As of March 31, 2026 and December 31, 2025, the Company held a controlling ownership interest in and was the managing member of eight DownREITs. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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
Gateway Crossing JV. As of December 31, 2025, the Company held a 50% ownership interest in and was the managing member of the Gateway Crossing JV, a joint venture that owned and leased lab and other buildings. The Company classified the Gateway Crossing JV as a VIE due to the non-managing member lacking substantive participation rights in the management of the Gateway Crossing JV or kick-out rights over the managing member. The Company consolidated the Gateway Crossing JV as the primary beneficiary because it had the ability to control the activities that most significantly impacted the VIE’s economic performance. The assets of the Gateway Crossing JV primarily consisted of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consisted of capital expenditures for the properties. Assets generated by the Gateway Crossing JV were only used to settle its contractual obligations. During the three months ended March 31, 2026, the Company acquired the remaining 50% interest in the Gateway Crossing JV, bringing the Company’s ownership interest to 100%. As such, the Gateway Crossing JV is no longer a VIE as of March 31, 2026.

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Buildings and improvements	$7,135,566	$4,697,185
Development costs and construction in progress	239,961	190,603
Land and improvements	813,450	532,374
Accumulated depreciation	(1,494,727)	(930,916)
Net real estate	6,694,250	4,489,246
Loans receivable, net	553,631	552,113
Investments in unconsolidated joint ventures	44,302	25,241
Accounts receivable, net	45,526	24,823
Cash and cash equivalents	1,093,200	56,660
Restricted cash	92,514	3,141
Intangible assets	563,705	473,011
Assets held for sale(1)	—	35,244
Right-of-use asset	261,588	266,135
Deferred tax assets	114,686	121
Goodwill	54,350	50,501
Other assets	266,108	138,265
Total assets	$9,783,860	$6,114,501
Liabilities
Term loans	$401,208	$401,339
Senior unsecured notes	1,172,825	1,168,508
Mortgage debt	245,777	245,735
Intangible liabilities	68,751	76,593
Liabilities related to assets held for sale(1)	—	11,798
Lease liability	193,823	193,441
Accounts payable, accrued liabilities, and other liabilities	409,646	144,106
Deferred revenue	747,518	61,432
Total liabilities	$3,239,548	$2,302,952
_______________________________________
(1)As of December 31, 2025, relates to four assets classified as held for sale, which were sold during the three months ended March 31, 2026. The assets held for sale as of December 31, 2025 primarily includes: (i) net real estate of $27 million and (ii) right-of-use assets of $7 million. The liabilities related to assets held for sale as of December 31, 2025 primarily includes: (i) lease liabilities of $9 million and (ii) deferred revenue of $2 million.

NOTE 16.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	March 31, 2026(3)		December 31, 2025(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$631,648	$641,940	$606,020	$620,575
Interest rate swap assets(2)	6,084	6,084	5,626	5,626
Bank line of credit and commercial paper(2)	1,751,409	1,751,409	1,078,850	1,078,850
Term loans(2)	1,645,731	1,645,731	1,647,113	1,647,113
Senior unsecured notes(1)	6,779,171	6,729,989	6,772,722	6,813,448
Mortgage debt(2)	246,461	246,088	349,209	347,291
Interest rate swap liabilities(2)	1,809	1,809	9,635	9,635
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
(3)During the three months ended March 31, 2026 and year ended December 31, 2025, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At March 31, 2026, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $34 million.
In April 2022, the Company entered into two interest rate swap instruments that are designated as cash flow hedges on $142 million of variable rate mortgage debt secured by a portfolio of outpatient medical buildings (see Note 9). These interest rate swap instruments matured in May 2026.
In August 2022, the Company entered into two forward-starting interest rate swap instruments on the $500 million aggregate principal amount of the 2027 Term Loans (see Note 9). The interest rate swap instruments are designated as cash flow hedges.
In January 2024, the Company entered into forward-starting interest rate swap instruments on the $750 million aggregate principal amount of the 2029 Term Loan (see Note 9). The interest rate swap instruments are designated as cash flow hedges.
In March 2024, the Company acquired three interest rate swap instruments on the $400 million aggregate principal amount of the 2028 Term Loan that are designated as cash flow hedges (see Note 9).

The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	March 31, 2026	December 31, 2025
Interest rate swap assets:
April 2022	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$49	$193
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	88	344
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	2,300	2,109
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	3,647	2,980
Total interest rate swap assets						$6,084	$5,626
Interest rate swap liabilities:
May 2023(3)	May 2028	Cash flow	$400,000	3.59%	USD-SOFR w/ -5 Day Lookback	$(350)	$(3,021)
January 2024(4)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	(1,459)	(6,614)
Total interest rate swap liabilities						$(1,809)	$(9,635)
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
(3)Includes two interest rate swap instruments each with notional amounts of $110 million and one interest rate swap instrument with a notional amount of $180 million. The aggregate fair value upon acquisition of these interest rate swap instruments in March 2024 was $7 million, which was recognized within other assets on the Consolidated Balance Sheets and is being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related interest rate swap instruments. During each of the three months ended March 31, 2026 and 2025, the Company recognized $0.4 million of related amortization into interest expense.
(4)Includes the following: (i) two interest rate swap instruments each with a pay rate of 3.56% and $50 million notional amount; (ii) three interest rate swap instruments each with a pay rate of 3.57% and $50 million notional amount; (iii) one interest rate swap instrument with a pay rate of 3.58% and $100 million notional amount; (iv) five interest rate swap instruments each with a pay rate of 3.60% and $50 million notional amount; and (v) three interest rate swap instruments each with a pay rate of 3.61% and $50 million notional amount.
NOTE 18. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	March 31, 2026	December 31, 2025
Refundable entrance fees	$218,893	$221,147
Accrued construction costs	123,025	144,524
Accrued interest	57,302	89,202
Other accounts payable and accrued liabilities	272,025	263,636
Accounts payable, accrued liabilities, and other liabilities	$671,245	$718,509
NOTE 19. Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	March 31, 2026	December 31, 2025
Non-refundable entrance fees	$677,284	$669,528
Other deferred revenue(1)	329,917	315,779
Deferred revenue	$1,007,201	$985,307
_______________________________________
(1)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During each of the three months ended March 31, 2026 and 2025, the Company recognized amortization related to other deferred revenue of $11 million. The amortization of other deferred revenue is included in rental and related revenues on the Consolidated Statements of Operations.

Life Plan Entrance Fees
During the three months ended March 31, 2026 and 2025, the Company collected non-refundable entrance fees of $35 million and $29 million, respectively, and recognized amortization of $27 million and $24 million, respectively. The amortization of non-refundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.
For certain qualified residents of the life plan communities in the Company’s senior housing segment, the Company may offer to provide a deferral of the upfront cash entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. These entrance fee receivables are due upon sale of the resident’s previous home. At March 31, 2026 and December 31, 2025, the Company had $74 million and $73 million, respectively, of entrance fee receivables, which are recognized in other assets on the Consolidated Balance Sheets.
NOTE 20. Related Party Transactions

In connection with the completion of the Janus Living IPO, Healthpeak and/or certain of its direct or indirect subsidiaries entered into certain related party transactions with Janus Living. The various agreements entered into between Healthpeak and Janus Living in connection with the Janus Living IPO and their related impact to the Consolidated Financial Statements are summarized below.
Formation Transactions
As more fully described in Note 1, Healthpeak and Janus Living consummated a series of formation transactions in connection with the Janus Living IPO. In connection with the Janus Living IPO and these formation transactions, Janus Living incurred $16 million of transaction costs, recognized within transaction costs on the Consolidated Statements of Operations. Additionally, Janus Living incurred $8 million of offering costs in addition to fees paid to the underwriters in connection with the Janus Living IPO. These costs were recognized within total noncontrolling interests on the Consolidated Statements of Equity and Redeemable Noncontrolling Interests. Certain of these offering and transaction costs were initially paid by Healthpeak and reimbursed by Janus Living in accordance with the Healthpeak Management Agreement (defined below).
Equity Awards
In connection with the Janus Living IPO, certain of Healthpeak’s directors and executive officers received equity award grants from Janus Living, either as fully vested shares of Janus Living’s Class A-1 common stock, or as time-based or performance-based equity awards to acquire shares of Janus Living’s Class A-1 common stock subject to the satisfaction of vesting conditions. Of the $16 million of transaction costs discussed above, $5 million relates to stock-based compensation expense recognized on the fully vested awards issued to directors, executive officers, and employees of Healthpeak and Janus Living in connection with the Janus Living IPO. In addition, certain of Healthpeak’s directors and executive officers entered into indemnification agreements with Janus Living in connection with the Janus Living IPO.

Management Agreement
An indirect subsidiary of Healthpeak (the “Manager”) entered into a management agreement with Janus Living (“Healthpeak Management Agreement”). Pursuant to the Healthpeak Management Agreement, Janus Living agreed to pay the Manager a management fee (“Janus Living Management Fee”) for services rendered to Janus Living equal to $10 million plus or minus the cumulative effect of an annual amount of 0.5% of (i) the gross book value (as determined in accordance with GAAP) of any investment that is the subject of an acquisition, or disposition or (ii) the increase in the gross book value of any investment that was the subject of a capital deployment, in each case, since January 1, 2026; provided, that (A) if Janus Living’s investments have a gross book value in excess of $10.0 billion but less than $20.0 billion as of the determination of a management fee adjustment amount pursuant to the terms of the Healthpeak Management Agreement, such 0.5% will be decreased by 0.1% for each dollar of gross book value of any investment that was the subject of an acquisition or disposition or increase in the gross book value of any investment that was the subject of a capital deployment in excess of $10.0 billion but less than $20.0 billion, and (B) if Janus Living’s investments have a gross book value in excess of $20.0 billion as of the determination of a management fee adjustment amount pursuant to the terms of the Healthpeak Management Agreement, such 0.5% will be decreased by 0.15% for each dollar of gross book value of any investment that was the subject of an acquisition or disposition, or increase in gross book value of any investment that was the subject of a capital deployment, that is in excess of $20.0 billion. The management fee will be payable in cash but will be reduced by the stock-based compensation expense recognized in connection with the grant of annual equity awards to employees of the Manager under the Janus Living, Inc. 2026 Equity Plan (“Manager Equity Awards”). The Healthpeak Management Agreement has an initial term of 3 years from the date of the completion of the Janus Living IPO with annual renewals unless terminated by Janus Living or the Manager pursuant to the terms of the Healthpeak Management Agreement. Janus Living will also reimburse the Manager for documented third-party expenses incurred by the Manager in providing services under the Healthpeak Management Agreement, including expenses related to legal, accounting, due diligence and other services. Expenses will be reimbursed in cash on a quarterly or monthly basis, at the Manager’s election.
From the date of the Janus Living IPO through March 31, 2026, Janus Living incurred $0.3 million of Healthpeak Management Fee, which was eliminated upon consolidation.
Exclusivity Agreement
Healthpeak entered into an exclusivity agreement with Janus Living, pursuant to which Healthpeak and Janus Living agreed that during the term of the management agreement, neither Healthpeak nor Janus Living, nor any of Healthpeak’s or Janus Living’s respective affiliates, will engage in, sponsor, own, operate, manage, or otherwise participate in a competing business.
Stockholders Agreement
Healthpeak entered into a stockholders agreement with Janus Living pursuant to which, among other rights, Healthpeak will have the right to designate a certain number of directors to Janus Living’s Board of Directors based on its ownership threshold in Janus Living. Two of Healthpeak’s directors, Mr. Brinker and Ms. Sandstrom, serve on Janus Living’s Board of Directors pursuant to this agreement.
Purchases in the Reserved Share Program
In connection with the Janus Living IPO, an aggregate of 216 thousand shares of Janus Living’s Class A-1 common stock were purchased by certain of Healthpeak’s and Janus Living’s directors and executive officers through a reserved share program. All purchases of Janus Living’s Class A-1 common stock in the reserved share program were at the Janus Living IPO price of $20.00 per Class A-1 common share.

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
As more fully set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, principal risks and uncertainties that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include, among other things:
•changes to regulatory, funding, staffing, trade, and other policies and actions by the U.S. political administration;
•macroeconomic trends that may increase borrowing, construction, labor, and other operating costs;
•changes within the life science industry, and significant regulation, funding requirements, and uncertainty faced by our lab tenants;
•factors adversely affecting our tenants’ or borrowers’ ability to meet their financial and other contractual obligations to us;
•the insolvency or bankruptcy of one or more of our major tenants or borrowers;
•our concentration of real estate investments in the healthcare property sector, which makes us more vulnerable to a downturn in that specific sector than if we invested across multiple sectors;
•the illiquidity of real estate investments;
•our ability to identify and secure new or replacement tenants;
•our property development, redevelopment, and tenant improvement risks, which can render a project less profitable or unprofitable and delay or prevent its undertaking or completion;
•the ability of the hospitals on whose campuses our outpatient medical buildings are located and their affiliated healthcare systems to remain competitive or financially viable;
•the failure of our tenants and borrowers to comply with federal, state, and local laws and regulations, including resident health and safety requirements, as well as licensure, certification, and inspection requirements;
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
•adverse changes in our credit ratings;
•the Janus Living IPO (as defined below) may not achieve the intended benefits;
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
On March 23, 2026, Janus Living, Inc. (“Janus Living”) completed its initial public offering (the “Janus Living IPO”) to become a public company. In connection with the Janus Living IPO, 48,300,000 shares of Janus Living’s Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters.
In connection with the Janus Living IPO, through a series of formation transactions, we transferred, directly or indirectly, cash plus senior housing real estate communities and certain parcels of land for future development to Janus Living. As a result of these transactions, we received 138,816,246 shares of Janus Living’s Class A-1 common stock and 75,917,780 common units in the Janus Living OP, LLC (“Janus Living OP”), Janus Living’s operating subsidiary. In connection with these formation transactions, we also purchased shares of Janus Living’s Class A-2 common stock in an amount equivalent to the common units of Janus Living OP that we hold following completion of the formation transactions described above, for aggregate consideration of approximately $760 thousand. Janus Living’s Class A-2 common stock are not entitled to receive any dividends or distributions, but were issued to provide us with voting rights that correspond to our common units. Our ownership of the Janus Living Class A-1 and Class A-2 common shares together provides us with voting and economic rights of 81.6% of Janus Living. Janus Living is externally managed by Healthpeak Investment Management, LLC, one of our indirect subsidiaries. Following the Janus Living IPO, we continue to consolidate Janus Living.

At March 31, 2026, our portfolio of investments, including properties in certain of our unconsolidated joint ventures, consisted of interests in 688 properties: (i) Outpatient medical – 504 properties; (ii) Lab – 141 properties; (iii) Senior housing – 40 properties; and (iv) Other non-reportable – 3 properties. The following table summarizes information for our reportable segments for the three months ended March 31, 2026 (dollars in thousands):

Segment	NOI by Reportable Segment(1)	Adjusted NOI by Reportable Segment(1)
Outpatient medical	$208,846	$198,377
Lab	150,113	141,019
Senior housing	55,426	55,426
_______________________________________
(1)For outpatient medical and lab, see Note 13 to the Consolidated Financial Statements for a reconciliation of NOI and Adjusted NOI by reportable segment to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. For senior housing, see “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to net income (loss). See our Segment Analysis below for additional information.
For a description of our significant activities during the months ended March 31, 2026, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.
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
See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional discussion of the risks posed by macroeconomic conditions, as well as the uncertainties we and our tenants, operators, and borrowers may face as a result.
Company Highlights
Janus Living IPO
•In March 2026, the Janus Living IPO was completed, including the sale of 48,300,000 shares of its Class A-1 common stock at a price of $20.00 per share. The Janus Living IPO generated total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. See the Notes to the Consolidated Financial Statements for additional information.
•We received 138,816,246 shares of Janus Living’s Class A-1 common stock and 75,917,780 common units in the Janus Living OP, Janus Living’s operating subsidiary. We also purchased shares of Janus Living’s Class A-2 common stock in an amount equivalent to the common units of Janus Living OP. Our ownership of the Janus Living Class A-1 and Class A-2 common shares together provides us with voting and economic rights of 81.6% of Janus Living. Following the Janus Living IPO, we continue to consolidate Janus Living.
Real Estate Transactions
•In January 2026, we acquired our joint venture partner’s 46.5% interest in the SWF SH JV for $312 million (the “SWF JV Buyout”).
•In March 2026, we acquired (i) a portfolio of two senior housing communities in Atlanta, Georgia for $240 million, (ii) a portfolio of three senior housing communities in Orlando, Florida for $121 million, and (iii) one senior housing community in Seattle, Washington for $41 million.
•During the three months ended March 31, 2026, we also acquired two lab land parcels in Cambridge, Massachusetts for $28 million.
•During the three months ended March 31, 2026, we sold an 80% interest in six outpatient medical buildings to a third party for net proceeds of $163 million (“BX I and II JV”).
•During the three months ended March 31, 2026, we also sold (i) four lab buildings for $68 million, (ii) two outpatient medical buildings for $15 million, and (iii) nine suites within an outpatient medical building in Atlanta, Georgia for $7 million.
Development and Redevelopment Activities
•During the three months ended March 31, 2026, the following projects were placed in service: (i) a portion of one lab development project with total project costs of $8 million and (ii) a portion of two lab redevelopment projects with total project costs of $5 million.
Financing Activities
•In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026.
•In March 2026, concurrent with the closing of Janus Living IPO, we entered into a $400 million five-year unsecured term loan (the “2031 Term Loan”) as an incremental facility under our existing term loan agreement. As of March 31, 2026, no principal was outstanding on the 2031 Term Loan.
•In March 2026, concurrent with the closing of Janus Living IPO, Janus Living entered into a credit agreement consisting of a $500 million revolving credit facility maturing in March 2030 and a $100 million term loan maturing in March 2031, bearing interest at SOFR plus 105 and 110 basis points, respectively. As of March 31, 2026, there were no outstanding borrowings under the credit agreement.

•In April 2026, we repurchased 5.95 million shares of our common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million.
Dividends
The following table summarizes our common stock cash dividends declared in 2026:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 4	January 16	$0.10167	January 30
January 4	February 13	0.10167	February 27
January 4	March 17	0.10167	March 31
April 6	April 17	0.10167	April 30
April 6	May 18	0.10167	May 29
April 6	June 15	0.10167	June 26
Results of Operations
We evaluate our business and allocate resources among our operating segments: (i) outpatient medical, (ii) lab, (iii) senior housing, (iv) loans receivable, (v) a preferred equity investment, and (vi) three other properties. Our reportable segments, as determined in accordance with ASC 280, Segment Reporting, are as follows: (i) outpatient medical, (ii) lab, and (iii) senior housing. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Our senior housing properties are operated through RIDEA structures. The loans receivable, preferred equity investment, and the three other properties are non-reportable segments that have been presented on a combined basis herein. Our CODM, the President and CEO, evaluates performance for our outpatient medical and lab segments based upon property adjusted net operating income (“Adjusted NOI”). For our senior housing segment, our CODM evaluates performance based on net income and Adjusted NOI. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC, as updated by Note 2 to the Consolidated Financial Statements herein.
Non-GAAP Financial Measures
NOI and Adjusted NOI
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues and resident fees and services, and exclusive of interest income), less property level operating expenses. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, amortization of market lease intangibles, termination fees, operator transition costs, and actuarial reserves for insurance claims that have been incurred but not reported. NOI and Adjusted NOI exclude all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. NOI and Adjusted NOI are calculated as NOI and Adjusted NOI, respectively, from consolidated properties, plus our share of NOI and Adjusted NOI from unconsolidated joint ventures (calculated by applying our actual ownership percentage for the period), less noncontrolling interests’ share of NOI and Adjusted NOI from consolidated joint ventures (calculated by applying our actual ownership percentage for the period). We utilize our share of NOI and Adjusted NOI in assessing our performance as we have various joint ventures that contribute to our performance. Our share of NOI and Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, our financial information presented in accordance with GAAP. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro rata presentations of reconciling items included in NOI and Adjusted NOI do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
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
Certain of our operating segments are reportable segments for which we disclose Adjusted NOI by reportable segment. For further information, including information reconciling our NOI and Adjusted NOI for our outpatient medical and lab reportable segments to our income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures, refer to Note 13 to the Consolidated Financial Statements. For information reconciling our NOI and Adjusted NOI for our senior housing segment to our net income (loss), refer to “Non-GAAP Financial Measures Reconciliations” below.
Operating expenses generally relate to leased outpatient medical and lab buildings, as well as senior housing facilities. We generally recover all or a portion of our leased outpatient medical and lab property expenses through tenant recoveries, which are recognized within rental and related revenues.
Same-Store NOI and Same-Store Adjusted NOI
Same-Store NOI and Same-Store Adjusted NOI information allows our investors, analysts, and us to evaluate the performance of our property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties, excluding properties within the other non-reportable segments. We include properties from our consolidated portfolio, as well as properties owned by our unconsolidated joint ventures, in NOI and Adjusted NOI (see NOI and Adjusted NOI definitions above for further discussion regarding our use of pro-rata share information and its limitations). Same-Store Adjusted NOI excludes amortization of deferred revenue from tenant-funded improvements and certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis.
Properties are included in Same-Store once they are fully operating for the entirety of the comparative periods presented. A property is removed from Same-Store when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event or has a planned operator transition that significantly impacts operations, or a significant tenant relocates from a Same-Store property to a non Same-Store property and that change results in a corresponding increase in revenue. We do not report Same-Store metrics for our other non-reportable segments.
For a reconciliation of Same-Store to total portfolio NOI and Adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.
Nareit FFO. Funds from Operations (“FFO”) applicable to common shares, as defined by the National Association of Real Estate Investment Trusts (“Nareit”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate or land held for development, plus real estate-related depreciation and amortization, and adjustments to compute our share of Nareit FFO from joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of Nareit FFO for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. For consolidated joint ventures in which we do not own 100%, we reflect our share of the equity by adjusting our Nareit FFO to remove the third-party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our actual ownership percentage for the period. We do not control the unconsolidated joint ventures, and the pro rata presentations of reconciling items included in Nareit FFO do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
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
Nareit FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income (loss). We compute Nareit FFO in accordance with the current Nareit definition; however, other REITs may report Nareit FFO differently or have a different interpretation of the current Nareit definition from ours. For a reconciliation of net income (loss) applicable to common shares to Nareit FFO applicable to common shares and other relevant disclosures, refer to “Non-GAAP Financial Measures Reconciliations” below.
FFO as Adjusted. In addition, we present Nareit FFO applicable to common shares on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction, merger, and restructuring-related costs, other impairments (recoveries) and other losses (gains), prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). These adjustments are net of tax, when applicable, and are reflective of our share of our joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FFO as Adjusted for unconsolidated joint ventures by applying our actual ownership percentage for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FFO as Adjusted to remove the third-party ownership share of the applicable reconciling items based on actual ownership percentage for the applicable periods. We do not control the unconsolidated joint ventures, and the pro rata presentations of reconciling items included in FFO as Adjusted do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown were derived by applying our overall economic ownership interest percentage determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities or the revenues and expenses; and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.
Transaction, merger, and restructuring-related costs include expenses incurred as a result of mergers, acquisitions, operator transitions, severance, and other investment pursuit costs. Prepayment costs (benefits) associated with early retirement of debt include the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of debt. Other impairments (recoveries) and other losses (gains) include interest income associated with early and partial repayments of loans receivable and other losses or gains associated with non-depreciable assets including goodwill, loans receivable, and investments in equity securities. Management believes that FFO as Adjusted provides a meaningful supplemental measurement of our FFO run-rate and is frequently used by analysts, investors, and other interested parties in the evaluation of our performance as a REIT. At the same time that Nareit created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe stockholders, potential investors, and financial analysts who review our operating performance are best served by an FFO run-rate earnings measure that includes certain other adjustments to net income (loss), in addition to adjustments made to arrive at the Nareit defined measure of FFO. FFO as Adjusted is used by management in analyzing our business and the performance of our properties and we believe it is important that stockholders, potential investors, and financial analysts understand this measure used by management. We use FFO as Adjusted to: (i) evaluate our performance in comparison with expected results and results of previous periods, relative to resource allocation decisions, (ii) evaluate the performance of our management, (iii) budget and forecast future results to assist in the allocation of resources, (iv) assess our performance as compared with similar real estate companies and the industry in general, and (v) evaluate how a specific potential investment will impact our future results. Other REITs or real estate companies may use different methodologies for calculating an adjusted FFO measure, and accordingly, our FFO as Adjusted may not be comparable to those reported by other REITs. For a reconciliation of net income (loss) applicable to common shares to FFO as Adjusted applicable to common shares and other relevant disclosure, refer to “Non-GAAP Financial Measures Reconciliations” below.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Overview

The following table summarizes results for the three months ended March 31, 2026 and 2025(1) (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net income (loss) applicable to common shares	$193,484	$42,364	$151,120
Nareit FFO applicable to common shares	297,000	318,656	(21,656)
FFO as Adjusted applicable to common shares	312,347	325,096	(12,749)
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in gain upon change of control related to: (i) the sale of an 80% interest in six outpatient medical buildings to a third-party in March 2026 and (ii) the SWF JV Buyout;
•an increase in gain on sales of real estate due to no real estate dispositions during the three months ended March 31, 2025;
•an increase in Adjusted NOI generated from our senior housing segment related to: (i) increased rates for resident fees, (ii) higher occupancy, (iii) the SWF JV Buyout, and (iv) other senior housing communities acquired in 2026;
•an increase in equity income from unconsolidated joint ventures related to: (i) higher income from the South San Francisco joint ventures and (ii) the preferred return on the HQ Point Preferred Equity Investment, partially offset by lower income from the SWF SH JV, which we began consolidating in January 2026 after the SWF JV Buyout;
•a decrease in income tax expense related to the tax benefit from the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the Janus Living IPO; and
•an increase in Adjusted NOI generated from our outpatient medical segment related to: (i) new leasing activity during 2025 and 2026 (including the impact to straight-line rents) and (ii) development and redevelopment projects placed in service during 2025, partially offset by (i) dispositions of real estate in 2025 and 2026 and (ii) assets placed into development and redevelopment in 2025.
The increase in net income (loss) applicable to common shares was partially offset by:
•an increase in depreciation related to: (i) acquisitions of real estate in 2025 and 2026 and (ii) development and redevelopment projects placed in service during 2025;
•an increase in transaction costs incurred related to the Janus Living IPO; and
•an increase in interest expense related to: (i) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, (ii) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, and (iii) higher borrowings under the commercial paper program, partially offset by: (i) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025, (ii) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025, and (iii) the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026; and
•a decrease in Adjusted NOI generated from our lab segment related to: (i) lower occupancy, (ii) dispositions of real estate in 2026, and (iii) assets placed into development and redevelopment in 2025, partially offset by: (i) development and redevelopment projects placed in service during 2025 and 2026 and (ii) new leasing activity during 2025 and 2026 (including the impact to straight-line rents).
Nareit FFO applicable to common shares decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO applicable to common shares:
•gains upon change of control;
•gain on sales of real estate; and
•depreciation and amortization expense.

FFO as Adjusted applicable to common shares decreased primarily as a result of the aforementioned events impacting Nareit FFO applicable to common shares, except for the following, which are excluded from FFO as Adjusted applicable to common shares:
•transaction and restructuring-related costs;
•valuation allowances on deferred tax assets; and
•other impairments (recoveries).
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended March 31, 2026, our Same-Store consists of 599 properties representing properties fully operating on or prior to January 1, 2025 and that remained in operation through March 31, 2026. See “Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 688 and 700 properties at March 31, 2026 and 2025, respectively.

Outpatient Medical

The following table summarizes results at and for the three months ended March 31, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$302,806	$293,215	$9,591	$318,217	$314,457	$3,760
Operating expenses	(99,666)	(93,762)	(5,904)	(106,264)	(102,271)	(3,993)
Healthpeak’s share of unconsolidated joint venture NOI	4,159	4,209	(50)	4,588	4,265	323
Noncontrolling interests’ share of consolidated joint venture NOI	(10,522)	(10,224)	(298)	(7,695)	(7,195)	(500)
NOI	196,777	193,438	3,339	208,846	209,256	(410)
Adjustments to NOI(2)	(9,940)	(10,914)	974	(10,469)	(11,913)	1,444
Adjusted NOI	$186,837	$182,524	$4,313	198,377	197,343	1,034
Less: Non-SS Adjusted NOI				(11,540)	(14,819)	3,279
SS Adjusted NOI				$186,837	$182,524	$4,313
Adjusted NOI % change			2.4%
Property count(3)	483	483		504	525
End of period occupancy(4)	91.8%	92.5%		90.5%	92.3%
Average occupancy(4)	91.9%	92.6%		89.7%	92.1%
Average occupied square feet	31,454	31,779		32,576	33,389
Average annual rent per occupied square foot(5)	$38	$37		$39	$38
Average annual base rent per occupied square foot(6)	$28	$28		$30	$29
___________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our outpatient medical and lab reportable segments. See Note 13 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for the outpatient medical and lab reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(3)From our first quarter 2025 presentation of Same-Store, we added: (i) two stabilized developments placed in service, and we removed: (i) 25 buildings that were sold, (ii) four buildings that were placed into redevelopment, and (iii) two assets that were classified as held for sale. Additionally, six assets were contributed to a joint venture and are reported at share.
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased Adjusted NOI from outpatient medical buildings acquired in 2025; and
•increased occupancy in former redevelopment and development properties that have been placed into service; partially offset by
•decreased Adjusted NOI from our 2025 and 2026 dispositions.

Lab

The following table summarizes results at and for the three months ended March 31, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$163,739	$177,501	$(13,762)	$212,812	$217,593	$(4,781)
Operating expenses	(47,836)	(45,331)	(2,505)	(68,882)	(57,658)	(11,224)
Healthpeak’s share of unconsolidated joint venture NOI	2,397	2,207	190	6,237	1,134	5,103
Noncontrolling interests’ share of consolidated joint venture NOI	—	—	—	(54)	—	(54)
NOI	118,300	134,377	(16,077)	150,113	161,069	(10,956)
Adjustments to NOI(2)	(5,360)	(12,663)	7,303	(9,094)	(14,836)	5,742
Adjusted NOI	$112,940	$121,714	$(8,774)	141,019	146,233	(5,214)
Less: Non-SS Adjusted NOI				(28,079)	(24,519)	(3,560)
SS Adjusted NOI				$112,940	$121,714	$(8,774)
Adjusted NOI % change			(7.2)%
Property count(3)	101	101		141	139
End of period occupancy(4)	90.4%	97.8%		88.3%	97.9%
Average occupancy(4)	90.3%	97.5%		88.2%	97.6%
Average occupied square feet	7,104	7,624		9,491	9,448
Average annual rent per occupied square foot(5)	$92	$89		$91	$88
Average annual base rent per occupied square foot(6)	$66	$66		$69	$67
_______________________________________
(1)Total Portfolio includes results of operations from disposed properties through the disposition date.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI, which is used by our CODM to evaluate performance of our outpatient medical and lab reportable segments. See Note 13 to the Consolidated Financial Statements for further information, including information reconciling our Adjusted NOI for the outpatient medical and lab reportable segments to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. Refer also to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI.
(3)From our first quarter 2025 presentation of Same-Store, we added: (i) three stabilized redevelopments placed in service, and we removed: (i) four buildings that were sold, (ii) two buildings that were placed into redevelopment, and (iii) two assets that were classified as held for sale.
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
•lower occupancy; and
•higher operating expenses; partially offset by
•annual rent escalations.
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•decreased Adjusted NOI from buildings undergoing development and redevelopment in 2025 and 2026; and
•decreased Adjusted NOI from our 2026 dispositions.

Senior Housing

The following table summarizes results at and for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store			Total Portfolio
	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$160,319	$148,927	$11,392	$200,345	$148,927	$51,418
Operating expenses	(116,305)	(110,242)	(6,063)	(144,598)	(110,260)	(34,338)
Healthpeak’s share of unconsolidated joint venture NOI	—	—	—	748	6,135	(5,387)
Noncontrolling interests’ share of consolidated NOI(1)	(8,099)	(7,118)	(981)	(1,069)	—	(1,069)
NOI	35,915	31,567	4,348	55,426	44,802	10,624
Adjustments to NOI(2)	—	—	—	—	4	(4)
Adjusted NOI	$35,915	$31,567	$4,348	55,426	44,806	10,620
Plus (less): Non-SS adjustments				(19,511)	(13,239)	(6,272)
SS Adjusted NOI				$35,915	$31,567	$4,348
Adjusted NOI % change			13.8%
Property count(3)	15	15		40	34
Average occupancy(4)	88.5%	86.2%		86.1%	85.1%
Average occupied units(5)	6,255	6,085		8,802	7,535
RevPOR per month(6)	$8,544	$8,158		$7,610	$7,581
_______________________________________
(1)Subsequent to the closing of the Janus Living IPO, public investors in Janus Living represent the 18.4% noncontrolling interests’ share of the senior housing reportable segment. To enhance comparability, Same-Store NOI has been adjusted to reflect the noncontrolling interests’ share of consolidated NOI for all periods presented.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. For the senior housing reportable segment, refer also to “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to net income (loss).
(3)From our first quarter 2025 presentation of Same-Store, no properties were added or removed.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Represents average occupied units as reported by the operators for the three-month period.
(6)Represents revenues (including our share of revenues from unconsolidated joint ventures) per average occupied unit for the applicable period divided by a factor of three. Excludes newly developed assets, assets sold, acquired or converted to a new operating structure during the relevant period, assets in redevelopment, assets that are held for sale, and assets that experienced a casualty event that significantly impacted operations.
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, utilities, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased Adjusted NOI from the SWF JV Buyout; and
•increased Adjusted NOI from other senior housing communities acquired in 2026.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Interest income and other	$14,171	$15,821	$(1,650)
Depreciation and amortization	289,734	268,546	21,188
Interest expense	87,292	72,693	14,599
General and administrative	24,591	26,118	(1,527)
Transaction costs	24,149	5,534	18,615
Impairments and loan loss reserves (recoveries), net	(2,275)	(3,562)	1,287
Gain (loss) on sales of real estate, net	50,669	—	50,669
Gain (loss) on debt extinguishments	(403)	—	(403)
Other income (expense), net	139,779	(6,126)	145,905
Income tax benefit (expense)	(254)	(2,080)	1,826
Equity income (loss) from unconsolidated joint ventures	4,265	(2,147)	6,412
Noncontrolling interests’ share in earnings	(6,023)	(7,236)	1,213
Interest income and other
Interest income and other decreased for the three months ended March 31, 2026 primarily as a result of principal repayments on loans receivable in 2025 and 2026, partially offset by secured loans funded in 2025 and 2026.
Depreciation and amortization
Depreciation and amortization expense increased for the three months ended March 31, 2026 primarily as a result of: (i) acquisitions of real estate in 2025 and 2026 and (ii) development and redevelopment projects placed in service during 2025 and 2026, partially offset by: (i) dispositions of real estate in 2025 and 2026 and (ii) assets placed into development and redevelopment in 2025 and 2026.
Interest expense
Interest expense increased for the three months ended March 31, 2026 primarily as a result of: (i) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, (ii) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, and (iii) higher borrowings under the commercial paper program, partially offset by: (a) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025, (b) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025, and (c) the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026.
General and administrative
General and administrative expenses decreased for the three months ended March 31, 2026 primarily as a result of lower travel and compensation expenses.
Transaction costs
Transaction costs increased for the three months ended March 31, 2026 primarily as a result of costs incurred related to the Janus Living IPO.
Impairments and loan loss reserves (recoveries), net
Loan loss recoveries decreased for the three months ended March 31, 2026 as a result of a decrease in loan loss recoveries under the current expected credit losses model, which is primarily due to: (i) new and extended loans executed in 2025 and 2026 and (ii) macroeconomic conditions, partially offset by recoveries related to loans repaid during 2025 and 2026.

Gain (loss) on sales of real estate, net
Gain on sales of real estate, net increased during the three months ended March 31, 2026 as a result of: (i) the $44 million gain on sales of four lab buildings, (ii) the $7 million gain on sale of two outpatient medical buildings, and (iii) the immaterial gain on sale of nine suites within an outpatient medical building, which were sold during the three months ended March 31, 2026, as compared to no dispositions of real estate during the three months ended March 31, 2025. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Gain (loss) on debt extinguishments
Loss on debt extinguishment increased for the three months ended March 31, 2026 as a result of the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026, with original maturities of December 2026.
Other income (expense), net
Other income increased for the three months ended March 31, 2026 primarily as a result of: (i) a $92 million gain upon change of control related to the sale of an 80% interest in six outpatient medical buildings to a third-party in March 2026, (ii) a $46 million gain upon change of control related to the SWF JV Buyout, and (iii) casualty-related losses associated with Hurricane Milton recognized in 2025.
Income tax benefit (expense)
Income tax expense decreased for the three months ended March 31, 2026 primarily as a result of the tax benefit from the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the Janus Living IPO.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the three months ended March 31, 2026 primarily as a result of: (i) increased income from the South San Francisco joint ventures and (ii) the preferred return on the HQ Point Preferred Equity Investment, partially offset by decreased income from the SWF SH JV, which we began consolidating in January 2026 after the SWF JV Buyout.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings decreased for the three months ended March 31, 2026 primarily as a result of third-party noncontrolling interest holders’ share of losses from Janus Living, Inc.
Liquidity and Capital Resources
We anticipate that our cash flows from operations, available cash balances, and cash from our various financing activities will be adequate for the next 12 months and for the foreseeable future for purposes of: (i) funding recurring operating expenses; (ii) meeting debt service requirements; and (iii) satisfying funding of distributions to our stockholders and noncontrolling interest members. Distributions are made using a combination of cash flows from operations, funds available under our bank line of credit (the “Revolving Facility”) and commercial paper program, proceeds from the sale of properties, and other sources of cash available to us.
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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Changes in general market and economic conditions as well as credit ratings impact our ability to access capital and directly impact our cost of capital. Our 2029 Term Loan, our 2027 Term Loans, our 2028 Term Loan, our 2031 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. The Janus Living Revolving Facility and the Janus Living 2031 Term Loan accrue interest at SOFR plus a margin, and the Janus Living Revolving Facility is subject to a facility fee, in each case based on Janus Living’s leverage ratio. As of May 4, 2026, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
A downgrade in credit ratings by Moody’s or S&P Global may have a negative impact on (i) the interest rates of our Revolving Facility, 2027 Term Loans, 2028 Term Loan, 2029 Term Loan, and 2031 Term loan, (ii) the facility fees for our Revolving Facility, and (iii) the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of economic and market conditions on our business.
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt increased by $575 million to $10.4 billion at March 31, 2026, when compared to our cash requirements at December 31, 2025, primarily as a result of a $673 million increase in notes outstanding under our commercial paper program, partially offset by the $102 million full principal repayment of mortgage debt secured by two senior housing communities during the quarter. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $40 million to $182 million at March 31, 2026, when compared to December 31, 2025, primarily as a result of construction spend on projects in development and redevelopment, partially offset by commitments on projects placed into redevelopment during the period.
Construction loan commitments. Our material cash requirements to provide additional principal on loans for redevelopment and capital expenditure projects decreased by $14 million to $85 million at March 31, 2026, when compared to December 31, 2025. This decrease was the result of additional fundings on existing commitments for construction loans during the three months ended March 31, 2026. See Note 6 to the Consolidated Financial Statements for additional information.
Other investment commitments. As of March 31, 2026, we had venture capital investments, certain of which have an aggregate remaining funding commitment of $14 million, which is expected to be funded over the next six years.
Minimum Liquid Reserve (“MLR”). The MLR required by state licensing authorities increased by $1 million to $96 million at March 31, 2026, when compared to the MLR required at December 31, 2025. This net change reflects an increase of $25 million to $68 million in the restricted cash requirement, partially offset by a decrease of $24 million to $28 million in the promissory note requirement. See Note 10 to the Combined and Consolidated Financial Statements for additional information about our MLR requirements.

Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests decreased by $132 million to $27 million at March 31, 2026, when compared to December 31, 2025. The decrease was primarily the result of our acquisition of the remaining 50% interest in the Gateway Crossing joint venture for $132 million, terminating the Put Option of the noncontrolling interest holder. Additionally, the values of redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date. As of March 31, 2026, the estimated redemption value of the redeemable noncontrolling interests that have met the conditions for redemption is $14 million. The estimated redemption value of the redeemable noncontrolling interests that will meet the conditions for redemption upon completion of the related development projects is $13 million. See Note 11 to the Consolidated Financial Statements for additional information.
Distribution and dividend requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Internal Revenue Code of 1986, as amended (the “Code”), relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. We paid monthly common stock cash dividends of $0.10167 per share during the three months ended March 31, 2026. Our future common stock cash dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
Off-balance sheet arrangements. We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Four of these joint ventures have aggregate mortgage debt of $912 million, of which our share is $212 million. Our risk of loss is limited to our investment in the applicable joint venture. Additionally, as of March 31, 2026, we had 15 outstanding letter of credit obligations totaling $14 million.
Except as described above, there have been no other material changes, outside of the ordinary course of business, during the three months ended March 31, 2026 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in) operating activities	$260,881	$279,429	$(18,548)
Net cash provided by (used in) investing activities	(638,607)	(230,714)	(407,893)
Net cash provided by (used in) financing activities	1,105,933	(94,414)	1,200,347
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities decreased $19 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of: (i) an increase in transaction costs as a result of the Janus Living IPO, (ii) a decrease in Adjusted NOI from dispositions of real estate in 2025 and 2026, and (iii) a decrease in Adjusted NOI from buildings undergoing development and redevelopment in 2025 and 2026. The decrease in net cash provided by operating activities was partially offset by: (i) an increase in Adjusted NOI from acquisitions of real estate in 2025 and 2026, (ii) developments and redevelopments placed in service during 2025 and 2026, (iii) annual rent increases, and (iv) new leasing and renewal activity.

Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, developments, and redevelopments of real estate, net of proceeds received from sales of real estate and repayments on loans receivable. Our net cash used in investing activities increased $408 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of the following: (i) an increase in cash used for real estate asset acquisitions, including the SWF JV Buyout, and (ii) higher net repayments on loans receivable in 2025. The increase in net cash used in investing activities was partially offset by: (i) an increase in proceeds from the BX I and II JV, (ii) an increase in proceeds from sales of real estate, (iii) a decrease in cash used for investments in unconsolidated joint ventures, and (iv) a decrease in cash used for development and redevelopment of real estate.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, net of dividends paid to common shareholders. Our net cash provided by financing activities increased $1.2 billion for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of the following: (i) proceeds from the Janus Living IPO, net of underwriting fees, (ii) higher net borrowings under the commercial paper program, (iii) a decrease in repayments of senior unsecured notes, and (iv) lower repurchases of common stock under our share repurchase program. The increase in net cash provided by financing activities was partially offset by: (i) a decrease in proceeds received from the issuance of senior unsecured notes, (ii) redemptions of noncontrolling interests in 2026, and (iii) an increase in repayments of mortgage debt.
Debt
In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026. In March 2026, concurrent with the closing of Janus Living IPO, we executed the $400 million 2031 Term Loan, which was undrawn as of March 31, 2026. Also in March 2026, concurrent with the closing of the Janus Living IPO, Janus Living entered into a credit agreement that provides for a $500 million revolving credit facility and a $100 million term loan facility, both of which were undrawn as of March 31, 2026.
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 82% and 97% of our consolidated debt was fixed rate debt as of March 31, 2026 and 2025, respectively. At March 31, 2026, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.19% and 4.23%, respectively. At March 31, 2025, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.15% and 5.42%, respectively. As of March 31, 2026, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. In May 2026, the interest rate swap instruments on $142 million of mortgage debt matured. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
Supplemental Guarantor Information
Healthpeak OP is the issuer of senior unsecured notes that were offered and sold on a registered basis under the Securities Act. The obligations of Healthpeak OP to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company, DOC DR Holdco, LLC, one of our wholly owned subsidiaries (“DOC DR Holdco”), and DOC DR, LLC, a wholly owned subsidiary of Healthpeak OP (“DOC DR OP Sub’). Additionally, DOC DR OP Sub is the issuer of certain senior unsecured notes assumed by Healthpeak. See Note 9 to the Consolidated Financial Statements for more information. The obligations of DOC DR OP Sub to pay principal, premiums, if any, and interest on such senior unsecured notes are guaranteed on a full and unconditional basis by the Company, Healthpeak OP, and DOC DR Holdco.
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

As permitted under Rule 13-01 of Regulation S-X, we have excluded the summarized financial information for the Company, Healthpeak OP, DOC DR Holdco, and DOC DR OP because the Company, Healthpeak OP, DOC DR Holdco, and DOC DR OP have no material assets, liabilities, or operations other than the debt financing activities described in the first paragraph of Note 9 to the Consolidated Financial Statements and their investments in non-guarantor subsidiaries, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Equity
At March 31, 2026, we had 695 million shares of common stock outstanding, equity totaled $9 billion, and our equity securities had a market value of $11.7 billion.
At-The-Market Program
Our at-the-market equity offering program (the “ATM Program”) allows for the sale of shares of common stock having an aggregate gross sales price of up to $1.5 billion. In addition to the issuance and sale of shares of our common stock, we may also enter into one or more forward sales agreements (each, an “ATM forward contract”) with sales agents for the sale of our shares of common stock under our ATM Program.
During the three months ended March 31, 2026, we did not issue any shares of our common stock under any ATM program.
At March 31, 2026, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Public Investors of Janus Living, Inc. In connection with the Janus Living IPO in March 2026, 48,300,000 shares of Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. As of March 31, 2026, these public investors represent an 18.4% interest in Janus Living, a consolidated subsidiary of Healthpeak.
Healthpeak OP. During the three months ended March 31, 2026, certain of our employees (“Healthpeak OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“Healthpeak OP Units”). When certain conditions are met, the Healthpeak OP Unitholders have the right to require redemption of part or all of their Healthpeak OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the Healthpeak OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to Healthpeak OP Unitholders who choose to redeem their Healthpeak OP Units rather than using cash. As of March 31, 2026, there were approximately 6 million Healthpeak OP Units outstanding, and 580 thousand had met the criteria for redemption.
Janus Living OP. During the three months ended March 31, 2026, in connection with the Janus Living IPO, certain of our employees (“Janus Living OP Unitholders”) were issued approximately 392 thousand non-managing member units in Janus Living OP, the operating subsidiary of Janus Living, Inc. (“Janus Living OP Units”), all of which were profits interests in Janus Living OP. The per unit redemption amount is equal to either one share of Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Janus Living’s Class A-1 common stock at the time of redemption. We classify the Janus Living OP Units in permanent equity because Janus Living may elect, in its sole discretion, to issue shares of Janus Living’s Class A-1 common stock to Janus Living OP Unitholders who choose to redeem their Janus Living OP Units rather than using cash. As of March 31, 2026, none of the Janus Living OP Units met the criteria for redemption.
DownREITs. At March 31, 2026, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock. At March 31, 2026, the outstanding DownREIT units were convertible into approximately 13 million shares of our common stock.

Share Repurchase Program
On July 24, 2024, our Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace our previous program. Under the 2024 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2026, there were no repurchases of common stock under the 2024 Share Repurchase Program. At March 31, 2026, $406 million of our common stock remained available for repurchase under the 2024 Share Repurchase Program.
In April 2026, we repurchased 5.95 million shares of our common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million. Subsequent to these repurchases, $306 million of our common stock remained available for repurchase under the 2024 Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO and FFO as Adjusted applicable to common shares (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss) applicable to common shares	$193,484	$42,364
Real estate related depreciation and amortization	289,734	268,546
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	7,212	12,200
Noncontrolling interests’ share of real estate related depreciation and amortization	(4,702)	(4,454)
Loss (gain) on sales of depreciable real estate, net	(50,669)	—
Loss (gain) upon change of control, net(1)	(138,117)	—
Taxes associated with real estate dispositions	58	—
Nareit FFO applicable to common shares	297,000	318,656
Distributions on dilutive convertible units and other	4,519	4,623
Diluted Nareit FFO applicable to common shares	$301,519	$323,279

Impact of adjustments to Nareit FFO:
Transaction, merger, and restructuring-related costs(2)	$20,568	$5,534
Other impairments (recoveries) and other losses (gains), net(3)	(2,275)	(3,320)
Loss (gain) on debt extinguishments	302	—
Casualty-related charges (recoveries), net(4)	(190)	4,226
Recognition (reversal) of valuation allowance on deferred tax assets(5)	(3,058)	—
Total adjustments	$15,347	$6,440

FFO as Adjusted applicable to common shares	$312,347	$325,096
Distributions on dilutive convertible units and other	4,506	4,617
Diluted FFO as Adjusted applicable to common shares	$316,853	$329,713

Other operating data:
Amortization of deferred financing costs and debt discounts (premiums)	$8,363	$7,852
Non-refundable entrance fee sales in excess of (less than) the related GAAP amortization	7,756	4,696
Stock-based compensation amortization expense	4,502	4,627
Deferred income taxes	3,053	2,570
AFFO capital expenditures	(23,956)	(23,136)
Straight-line rents	(10,905)	(11,153)
Amortization of above (below) market lease intangibles, net	(6,597)	(10,212)
Other items(6)	(2,606)	1,451
_______________________________________
(1)The three months ended March 31, 2026 includes a gain upon change of control related to (i) the acquisition of the remaining 46.5% interest in the SWF SH JV which held 19 senior housing properties and (ii) the disposition of an 80% interest in six outpatient medical buildings to a third-party. These gains upon change of control are included in other income (expense), net in the Consolidated Statements of Operations.
(2)The three months ended March 31, 2026 includes costs incurred related to the Janus Living IPO and investment pursuit costs. The three months ended March 31, 2025 includes costs related to the merger with Physicians Realty Trust, which are primarily comprised of severance, legal, accounting, tax, information technology, and other costs of combining operations with Physicians Realty Trust that were incurred during the period.
(3)The three months ended March 31, 2026 and 2025 includes reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(4)Casualty-related charges (recoveries), net are recognized in other income (expense), net, equity income (loss) from unconsolidated joint ventures, and noncontrolling interests’ share in earnings in the Consolidated Statements of Operations.
(5)The three months ended March 31, 2026 includes the income tax impact related to the change in tax status of certain entities in connection with the Janus Living IPO.
(6)Primarily includes: (i) amortization of deferred revenue, (ii) noncontrolling interests’ share of senior housing entrance fees in excess (less) than the related GAAP amortization, and (iii) our proportionate share of AFFO capital expenditures and straight-line rents from unconsolidated joint ventures. AFFO Capital Expenditures include costs incurred in our operating portfolio required to maintain the properties in current market condition and generally are recurring in nature.

For a reconciliation of Adjusted NOI for our outpatient medical and lab reportable segments to net income (loss) before income taxes and equity income from unconsolidated joint ventures, see Note 13 to the Consolidated Financial Statements. The following table reconciles net income (loss) of our senior housing reportable segment to Adjusted NOI for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$27,874	$(5,031)
Depreciation and amortization	51,398	32,799
General and administrative	2,958	3,132
General and administrative - related party management fee	328	—
Interest expense	351	948
Transaction costs	18,510	—
Loss (gain) upon change of control, net(1)	(46,270)	—
Loss (gain) on debt extinguishments	403	—
Other expense (income), net	(816)	6,676
Income tax expense (benefit)	1,122	1,594
Equity loss (income) from unconsolidated joint venture	(111)	(1,451)
Healthpeak’s share of unconsolidated joint venture NOI	748	6,135
Noncontrolling interests’ share of consolidated joint venture NOI	(1,069)	—
NOI	$55,426	$44,802
Adjustments to NOI	—	4
Adjusted NOI	$55,426	$44,806
_______________________________________
(1)Recognized in other income (expense), net, in the Consolidated Statements of Operations.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three months ended March 31, 2026, we included a new critical accounting estimate as described below:
Valuation of Real Estate Upon Acquisition
For real estate acquisitions accounted for as asset acquisitions, we allocate the acquisition consideration and acquisition costs to the assets acquired and liabilities assumed at fair value as of the acquisition date.

We make estimates as part of our process for allocating acquisition consideration to the various identifiable assets and liabilities based upon the relative fair value of each asset and liability. These fair values are determined using standard valuation methodologies, such as the cost, market, and income approach. These methodologies require various assumptions, including those of a market participant. We utilize available market information in our assessment, such as capitalization and discount rates and comparable sale transactions. The most significant components of our allocations are typically buildings as-if-vacant, land, and lease and in-place resident contract intangibles. In the case of allocating fair value to buildings and in-place resident contract intangibles, our fair value estimates will affect the amount of depreciation and amortization we record over the estimated useful life of each asset acquired. In the case of allocating fair value to in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. Our assumptions affect the amount of future revenue and/or depreciation and amortization expense that we will recognize over the remaining useful life for the acquired in-place leases.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We are exposed to various market risks, primarily from the potential loss arising from adverse changes in interest rates. We use derivative and other financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the Consolidated Balance Sheets at fair value (see Note 17 to the Consolidated Financial Statements).
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At March 31, 2026, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $34 million.
At March 31, 2026, our exposure to interest rate risk was primarily on our variable rate debt. At March 31, 2026, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, (iii) the $400 million 2028 Term Loan, and (iv) $142 million of variable rate mortgage debt. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At March 31, 2026, both the fair value and carrying value of the interest rate swap assets were $6 million and both the fair value and carrying value of the interest rate swap liabilities were $2 million.
Our remaining variable rate debt at March 31, 2026 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2026, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $249 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $266 million. Additionally, at March 31, 2026, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by up to $12 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at March 31, 2026, our annual interest expense would increase by approximately $19 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.  Risk Factors
We have described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the primary risk factors that could materially affect our business, financial condition, or future results. There have been no material changes to those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
None.
(b)
None.
(c)
On July 24, 2024, our Board of Directors approved the 2024 Share Repurchase Program under which we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2024 Share Repurchase Program expires in July 2026 and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2026, there were no repurchases of common stock under the 2024 Share Repurchase Program. At March 31, 2026, $406 million of our common stock remained available for repurchase under the 2024 Share Repurchase Program.
In April 2026, we repurchased 5.95 million shares of our common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million. Subsequent to these repurchases, $306 million of our common stock remained available for repurchase under the 2024 Share Repurchase Program.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

10.1*
Amendment No. 5 to Term Loan Agreement, dated as of March 23, 2026, by and among Healthpeak OP, Healthpeak, DOC Holdco, DOC DR, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.2*
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of March 23, 2026, by and among Healthpeak OP, Healthpeak, DOC Holdco, DOC DR, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.3*
Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of March 23, 2026, by and among Healthpeak OP, Healthpeak, DOC Holdco, DOC DR, the lenders party thereto and KeyBank National Association, as administrative agent.

22.1	List of Issuers of Guaranteed Securities (incorporated herein by reference to Exhibit 22.1 to Healthpeak’s Quarterly Report on Form 10-Q filed October 24, 2025).

31.1*	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Kelvin O. Moses, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Kelvin O. Moses, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
*       Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2026	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ KELVIN O. MOSES
Kelvin O. Moses
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)