Form 10-Q
period 2026-06-30
HEALTHPEAK PROPERTIES, INC.
filed 2026-08-05
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 3, 2026, there were 689,527,260 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate:
Buildings and improvements	$17,211,536	$16,593,535
Development costs and construction in progress	969,495	1,010,657
Land and improvements	3,225,957	3,007,346
Accumulated depreciation	(4,543,382)	(4,512,443)
Net real estate	16,863,606	16,099,095
Loans receivable, net of reserves of $8,165 and $11,345	261,398	606,020
Investments in unconsolidated joint ventures	526,780	802,601
Accounts receivable, net of allowance of $3,523 and $2,018	72,134	78,327
Cash and cash equivalents	1,626,827	467,457
Restricted cash	91,858	70,245
Intangible assets	717,494	654,516
Assets held for sale	37,101	80,621
Right-of-use asset	395,124	412,198
Deferred tax assets	122,320	111,248
Goodwill	68,529	68,529
Other assets	896,875	885,161
Total assets	$21,680,046	$20,336,018

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,495,994	$1,078,850
Term loans	1,646,282	1,647,113
Senior unsecured notes	6,785,697	6,772,722
Mortgage debt	104,213	349,209
Intangible liabilities	155,466	173,697
Liabilities related to assets held for sale	594	11,900
Lease liability	288,194	296,260
Accounts payable, accrued liabilities, and other liabilities	678,687	718,509
Deferred revenue	1,026,479	985,307
Total liabilities	12,181,606	12,033,567

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	27,695	159,581

Common stock, $1.00 par value: 1,500,000,000 shares authorized; 689,465,312 and 695,036,731 shares issued and outstanding	689,465	695,037
Additional paid-in capital	13,273,880	12,767,914
Cumulative dividends in excess of earnings	(6,129,129)	(5,952,920)
Accumulated other comprehensive income (loss)	10,534	(9,937)
Total stockholders’ equity	7,844,750	7,500,094
Public investors of Janus Living, Inc.	979,186	—
Joint venture partners	291,294	295,455
Non-managing member unitholders	355,515	347,321
Total noncontrolling interests	1,625,995	642,776
Total equity	9,470,745	8,142,870
Total liabilities and equity	$21,680,046	$20,336,018
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental and related revenues	$533,354	$529,687	$1,071,790	$1,067,828
Resident fees and services	216,456	148,855	416,801	297,782
Interest income and other	21,769	15,806	35,940	31,627
Total revenues	771,579	694,348	1,524,531	1,397,237
Costs and expenses:
Operating	333,123	276,181	656,984	549,324
Depreciation and amortization	283,390	265,916	573,124	534,462
Interest expense	92,280	75,063	179,572	147,756
General and administrative	22,517	20,764	47,108	46,882
Transaction costs	9,172	10,215	33,321	15,749
Impairments and loan loss reserves (recoveries), net	(1,479)	3,499	(3,754)	(63)
Total costs and expenses	739,003	651,638	1,486,355	1,294,110
Other income (expense):
Gain (loss) on sales of real estate, net	9,988	1,636	60,657	1,636
Gain (loss) on debt extinguishments	—	—	(403)	—
Other income (expense), net	16,766	(4,692)	156,545	(10,818)
Total other income (expense), net	26,754	(3,056)	216,799	(9,182)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	59,330	39,654	254,975	93,945
Income tax benefit (expense)	1,402	(2,382)	1,148	(4,462)
Equity income (loss) from unconsolidated joint ventures	2,509	1,747	6,774	(400)
Net income (loss)	63,241	39,019	262,897	89,083
Noncontrolling interests’ share in earnings	(10,423)	(7,346)	(16,446)	(14,582)
Net income (loss) attributable to Healthpeak Properties, Inc.	52,818	31,673	246,451	74,501
Participating securities’ share in earnings	(150)	(115)	(299)	(579)
Net income (loss) applicable to common shares	$52,668	$31,558	$246,152	$73,922

Earnings per common share:
Basic	$0.08	$0.05	$0.36	$0.11
Diluted	$0.08	$0.05	$0.36	$0.11
Weighted average shares outstanding:
Basic	689,885	695,188	692,508	697,117
Diluted	689,885	695,194	692,843	697,146
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$63,241	$39,019	$262,897	$89,083
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	10,924	(12,017)	20,324	(33,978)
Change in Supplemental Executive Retirement Plan obligation and other	74	71	147	141
Total other comprehensive income (loss)	10,998	(11,946)	20,471	(33,837)
Total comprehensive income (loss)	74,239	27,073	283,368	55,246
Total comprehensive (income) loss attributable to noncontrolling interests	(10,423)	(7,346)	(16,446)	(14,582)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$63,816	$19,727	$266,922	$40,664
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended June 30, 2026:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
April 1, 2026	695,263	$695,263	$13,102,990	$(5,971,501)	$(464)	$7,826,288	$1,206,511	$9,032,799	$27,214
Net income (loss)	—	—	—	52,818	—	52,818	10,557	63,375	(134)
Other comprehensive income (loss)	—	—	—	—	10,998	10,998	—	10,998	—
Issuance of common stock, net	148	148	678	—	—	826	—	826	—
Conversion of non-managing member units to common stock	5	5	142	—	—	147	(147)	—	—
Repurchase of common stock	(5,951)	(5,951)	(94,236)	—	—	(100,187)	—	(100,187)	—
Stock-based compensation	—	—	1,753	—	—	1,753	4,044	5,797	—
Common dividends ($0.305 per share)	—	—	—	(210,446)	—	(210,446)	—	(210,446)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,242)	(22,242)	(145)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	760
Issuance of noncontrolling interests	—	—	—	—	—	—	689,825	689,825	—
Reallocation of noncontrolling interests	—	—	262,553	—	—	262,553	(262,553)	—	—
June 30, 2026	689,465	$689,465	$13,273,880	$(6,129,129)	$10,534	$7,844,750	$1,625,995	$9,470,745	$27,695
For the three months ended June 30, 2025:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
April 1, 2025	698,612	$698,612	$12,827,628	$(5,345,120)	$6,927	$8,188,047	$640,945	$8,828,992	$14,417
Net income (loss)	—	—	—	31,673	—	31,673	7,472	39,145	(126)
Other comprehensive income (loss)	—	—	—	—	(11,946)	(11,946)	—	(11,946)	—
Issuance of common stock, net	126	126	173	—	—	299	—	299	—
Conversion of non-managing member units to common stock	130	130	2,931	—	—	3,061	(3,061)	—	—
Repurchase of common stock	(3,952)	(3,952)	(68,130)	—	—	(72,082)	—	(72,082)	—
Stock-based compensation	—	—	1,121	—	—	1,121	2,179	3,300	—
Common dividends ($0.305 per share)	—	—	—	(212,073)	—	(212,073)	—	(212,073)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,798)	(8,798)	(157)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	5,970
June 30, 2025	694,916	$694,916	$12,763,723	$(5,525,520)	$(5,019)	$7,928,100	$638,737	$8,566,837	$20,104

For the six months ended June 30, 2026:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2026	695,037	$695,037	$12,767,914	$(5,952,920)	$(9,937)	$7,500,094	$642,776	$8,142,870	$159,581
Net income (loss)	—	—	—	246,451	—	246,451	16,782	263,233	(336)
Other comprehensive income (loss)	—	—	—	—	20,471	20,471	—	20,471	—
Issuance of common stock, net	390	390	753	—	—	1,143	—	1,143	—
Conversion of non-managing member units to common stock	71	71	1,710	—	—	1,781	(1,781)	—	—
Repurchase of common stock	(6,033)	(6,033)	(95,528)	—	—	(101,561)	—	(101,561)	—
Stock-based compensation	—	—	3,995	—	—	3,995	12,280	16,275	—
Common dividends ($0.610 per share)	—	—	—	(422,660)	—	(422,660)	—	(422,660)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(31,826)	(31,826)	(342)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	760
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	(131,968)
Issuance of noncontrolling interests	—	—	—	—	—	—	1,582,800	1,582,800	—
Reallocation of noncontrolling interests	—	—	595,036	—	—	595,036	(595,036)	—	—
June 30, 2026	689,465	$689,465	$13,273,880	$(6,129,129)	$10,534	$7,844,750	$1,625,995	$9,470,745	$27,695
For the six months ended June 30, 2025:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2025	699,485	$699,485	$12,847,252	$(5,174,279)	$28,818	$8,401,276	$653,738	$9,055,014	$2,610
Net income (loss)	—	—	—	74,501	—	74,501	14,764	89,265	(182)
Other comprehensive income (loss)	—	—	—	—	(33,837)	(33,837)	—	(33,837)	—
Issuance of common stock, net	497	497	56	—	—	553	—	553	—
Conversion of non-managing member units to common stock	164	164	3,776	—	—	3,940	(3,940)	—	—
Repurchase of common stock	(5,230)	(5,230)	(91,811)	—	—	(97,041)	—	(97,041)	—
Stock-based compensation	—	—	3,322	—	—	3,322	6,164	9,486	—
Common dividends ($0.610 per share)	—	—	—	(425,742)	—	(425,742)	—	(425,742)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(18,984)	(18,984)	(171)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	5,970
Adjustments to redeemable noncontrolling interests	—	—	1,128	—	—	1,128	(13,005)	(11,877)	11,877
June 30, 2025	694,916	$694,916	$12,763,723	$(5,525,520)	$(5,019)	$7,928,100	$638,737	$8,566,837	$20,104
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$262,897	$89,083
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	573,124	534,462
Stock-based compensation amortization expense	9,308	6,365
Stock-based compensation issued as part of initial public offering of Janus Living, Inc.	4,872	—
Amortization of deferred financing costs and debt discounts (premiums)	17,264	15,727
Straight-line rents	(23,088)	(16,554)
Amortization of above (below) market lease intangibles	(12,905)	(20,296)
Amortization of non-refundable entrance fees	(55,010)	(47,658)
Equity loss (income) from unconsolidated joint ventures	(6,774)	400
Distributions of earnings from unconsolidated joint ventures	905	9,720
Deferred income tax expense (benefit)	(3,097)	2,068
Impairments and loan loss reserves (recoveries), net	(3,754)	(63)
Loss (gain) on debt extinguishments	403	—
Loss (gain) on sales of real estate, net	(60,657)	(1,636)
Loss (gain) upon change of control, net	(138,343)	—
Casualty-related loss (recoveries), net	(5,697)	11,308
Other non-cash items	(13,716)	(5,214)
Changes in:
Decrease (increase) in accounts receivable and other assets	27,131	30,883
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(29,850)	31,189
Increase (decrease) in deferred revenue	78,968	3,130
Net cash provided by (used in) operating activities	621,981	642,914
Cash flows from investing activities:
Acquisitions of real estate	(542,338)	(37,533)
Joint venture buyout, net	(295,808)	—
Development, redevelopment, and other major improvements of real estate	(299,158)	(324,372)
Leasing costs, tenant improvements, and recurring capital expenditures	(66,061)	(48,864)
Proceeds from sales of real estate, net	146,960	5,089
Proceeds from the BX JV I and II transaction, net	162,801	—
Investments in unconsolidated joint ventures	(1,932)	(53,907)
Distributions in excess of earnings from unconsolidated joint ventures	15,905	15,548
Proceeds from insurance recovery	13,969	1,676
Proceeds from sales/principal repayments on loans receivable and other	403,839	67,287
Investments in loans receivable and other	(44,153)	(65,897)
Net cash provided by (used in) investing activities	(505,976)	(440,973)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	13,741,850	6,733,650
Repayments under bank line of credit and commercial paper	(13,324,706)	(6,108,650)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	—	494,495
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(244,552)	(805,576)
Payments for debt extinguishment and deferred financing costs	(4,801)	(1,471)
Issuance of common stock, net of offering costs	733	171
Repurchase of common stock	(101,561)	(97,041)
Dividends paid on common stock	(422,250)	(425,360)
Distributions to and redemption of noncontrolling interests	(164,136)	(19,155)
Proceeds from Janus Living public offerings, net of underwriting fees	1,592,524	—
Contributions from and issuance of noncontrolling interests	760	5,970
Noncontrolling interest issuance costs	(8,883)	—
Net cash provided by (used in) financing activities	1,064,978	(222,967)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,180,983	(21,026)
Cash, cash equivalents, and restricted cash, beginning of period	537,702	184,305
Cash, cash equivalents, and restricted cash, end of period	$1,718,685	$163,279
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
On March 23, 2026, Janus Living, Inc. (“Janus Living”), a pure-play senior housing REIT, and the only U.S. publicly traded REIT whose portfolio is owned and operated under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) or similar structures, completed its initial public offering (the “Janus Living IPO”) to become a public company. In connection with the Janus Living IPO, 48,300,000 shares of Janus Living’s Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters.
On June 4, 2026, an additional 25,000,000 shares of Janus Living’s Class A-1 common stock were issued to public investors following the completion of a public offering (the “Janus Living June Follow-On Offering”). As part of the Janus Living June Follow-On Offering, Janus Living granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Janus Living’s Class A-1 common stock, which was exercised in full on June 22, 2026. The Janus Living June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters.
During the six months ended June 30, 2026, a portion of the proceeds from the Janus Living IPO were utilized to fund certain other offering and transaction-related costs (see Note 20). During the three and six months ended June 30, 2026, the Company recognized interest on invested cash of $11 million and $12 million, respectively, primarily related to interest earned on proceeds from the Janus Living IPO and Janus Living June Follow-On Offering.
In connection with the Janus Living IPO, through a series of formation transactions, the Company transferred, directly or indirectly, cash plus senior housing real estate communities and certain parcels of land for future development to Janus Living. As a result of these transactions, the Company received 138,816,246 shares of Janus Living’s Class A-1 common stock and 75,917,780 common units in the Janus Living OP, LLC (“Janus Living OP”), Janus Living’s operating subsidiary. In connection with these formation transactions, the Company also purchased shares of Janus Living’s Class A-2 common stock in an amount equivalent to the common units of Janus Living OP that the Company holds following completion of the formation transactions described above, for aggregate consideration of approximately $760 thousand. Janus Living’s Class A-2 common stock are not entitled to receive any dividends or distributions, but were issued to provide Healthpeak with voting rights that correspond to its common units. As of June 30, 2026, Healthpeak’s ownership of the Janus Living Class A-1 and Class A-2 common shares, together with the Company’s ownership of common units of Janus Living OP, provides Healthpeak with voting and economic rights of 73.6% of Janus Living. Janus Living is externally managed by Healthpeak Investment Management, LLC, an indirect subsidiary of the Company, and is consolidated by Healthpeak.
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

The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly owned subsidiaries, joint ventures (“JVs”) that it controls, and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any interim period. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”).
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
In connection with the formation transactions related to the Janus Living IPO, the ownership of six senior housing communities was transferred from a taxable REIT subsidiary (“TRS”) to a non-taxable entity. This change in tax status resulted in the derecognition of certain deferred tax assets and liabilities. The net impact of this change in tax status resulted in a net tax benefit of $2 million during the six months ended June 30, 2026.
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
Recent Accounting Pronouncements
Not Yet Adopted
Expense Disaggregation. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires public companies to provide disaggregated disclosure in tabular format in the notes to financial statements of specific expenses, including but not limited to: (i) employee compensation, (ii) depreciation, and (iii) intangible asset amortization. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that the amendments in ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments may be applied either prospectively or retrospectively. Early adoption is also permitted. The Company is evaluating the impact these ASUs will have on its disclosures.
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

Subsequent to the completion of this acquisition, the Company entered into agreements to transition the management of certain of these senior housing communities from Brookdale Senior Living (“Brookdale”) to Ciel Senior Living and Pegasus Senior Living (the “operator transition”). In connection with the operator transition, during the three months ended March 31, 2026, the Company incurred a termination fee of $2.5 million to Brookdale, which is recognized within transaction costs on the Consolidated Statements of Operations.
Senior Housing Portfolio Acquisitions
During the three months ended March 31, 2026, the Company acquired (i) a portfolio of two senior housing communities in Atlanta, Georgia for $240 million, (ii) a portfolio of three senior housing communities in Orlando, Florida for $121 million, and (iii) one senior housing community in Seattle, Washington for $41 million.
During the three months ended June 30, 2026, the Company acquired (i) one senior housing community in Seattle, Washington for $52 million and (ii) one senior housing community in Tucson, Arizona for $52 million.
Subsequent to June 30, 2026, the Company acquired the following, in each case for a gross purchase price as noted: (i) eight senior housing communities in Texas and New Mexico for $150 million, (ii) one senior housing community in Naples, Florida for $149 million, (iii) one senior housing community in Lexington, Kentucky for $50 million, (iv) three senior housing communities in Atlanta, Georgia for $425 million, (v) four senior housing communities in Florida for $190 million, and (vi) one senior housing community in Denver, Colorado for $47 million.
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
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $50 million to $172 million at June 30, 2026, when compared to December 31, 2025, primarily as a result of construction spend on projects in development and redevelopment, partially offset by commitments on projects placed into redevelopment during the period.

NOTE 4.  Dispositions of Real Estate

2026 Dispositions of Real Estate
During the three months ended March 31, 2026, the Company sold (i) four lab buildings for $68 million, (ii) two outpatient medical buildings for $15 million, and (iii) nine suites within an outpatient medical building in Atlanta, Georgia for $7 million, resulting in total gain on sales of $51 million.
During the three months ended June 30, 2026, the Company sold (i) two outpatient medical buildings for $34 million and (ii) one senior housing community for $23 million, resulting in total gain on sales of $10 million.
Brookfield JV
In July 2026, the Company formed a JV with affiliates of Brookfield Asset Management (“Brookfield”). The Company contributed 86 outpatient medical buildings which are diversified across 11 states. Brookfield purchased a non-controlling 49% equity interest in the JV at a gross valuation of approximately $2.1 billion, generating proceeds of approximately $1.025 billion. Under the terms of the agreement, the Company will maintain day-to-day control and management of the assets and will retain a call right for a finite period beginning after year seven to repurchase Brookfield’s interest at a price sufficient to provide Brookfield with a 6.5% net annual rate of return excluding initial transaction expenses.
2025 Dispositions of Real Estate
During the three months ended June 30, 2025, the Company sold one outpatient medical land parcel for $4 million, resulting in gain on sale of $3 million.
During the year ended December 31, 2025, the Company also sold (i) nine outpatient medical buildings for $160 million and (ii) a portfolio of 16 outpatient medical buildings for $182 million, resulting in total gain on sales of $69 million.
Held for Sale
As of June 30, 2026, two lab buildings and one outpatient medical building were classified as held for sale, with a carrying value of $37 million, primarily comprised of net real estate assets. As of June 30, 2026, liabilities related to the assets held for sale were $1 million, primarily comprised of deferred revenue. As of December 31, 2025, six lab buildings and two outpatient medical buildings were classified as held for sale, with a carrying value of $81 million, primarily comprised of net real estate assets of $73 million and right-of-use assets of $7 million. As of December 31, 2025, liabilities related to the assets held for sale were $12 million, primarily comprised of lease liabilities of $9 million and deferred revenue of $3 million. Four of these lab buildings were sold during the three months ended March 31, 2026 and one of these outpatient medical buildings was sold during the three months ended June 30, 2026.
Impairments of Real Estate
During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment charges on its consolidated real estate assets.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed income from operating leases	$385,937	$389,508	$774,165	$784,625
Variable income from operating leases	147,417	140,179	297,625	283,203

Initial Direct Costs
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the Consolidated Statements of Cash Flows. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs consist of leasing commissions paid to employees and external third party brokers and lease incentives. Initial direct costs are included in other assets in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term. At June 30, 2026 and December 31, 2025, the balance of net initial direct costs were $220 million and $225 million, respectively.
Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. Recognizing rental income on a straight-line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of future minimum lease payments is not probable, the accounts receivable and straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. At June 30, 2026 and December 31, 2025, straight-line rent receivable, net of allowance, excluding amounts reported in assets held for sale, was $391 million and $373 million, respectively. Straight-line rent receivable is included in other assets in the Consolidated Balance Sheets.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2026	December 31, 2025
Secured loans(1)	$227,699	$583,460
Mezzanine loans	43,079	47,690
Unamortized discounts and fees	(1,215)	(13,785)
Reserve for loan losses	(8,165)	(11,345)
Loans receivable, net	$261,398	$606,020
_______________________________________
(1)At June 30, 2026 and December 31, 2025, the Company had $70 million and $99 million, respectively, of remaining commitments to fund additional principal on loans for outpatient medical and lab capital expenditure projects.
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
In June 2026, the Company received a $399 million partial principal repayment. In connection with this repayment, the Company accelerated recognition of $9 million of non-cash interest income related to the mark-to-market discount and loan fees. Subsequent to the repayment, as of June 30, 2026, the outstanding principal balance was $20 million and was collateralized by eight outpatient medical buildings.
Inclusive of the accelerated recognition, during the three and six months ended June 30, 2026, the Company recognized $10 million and $12 million, respectively, of non-cash interest income related to the amortization of this mark-to-market discount. During the three and six months ended June 30, 2025, the Company recognized $2 million and $3 million, respectively, of non-cash interest income related to the amortization of this mark-to-market discount. As of June 30, 2026 and December 31, 2025, the unamortized mark-to-market discount was $400 thousand and $12 million, respectively.
Loans Receivable Activity
The following is a summary of the Company’s loans receivable activity for the periods presented (in thousands):

	Secured Loans	Mezzanine Loans
Loans receivable as of December 31, 2024	$638,482	$50,314
Add: Advances on and acquisitions of loans receivable	87,648	4,756
Less: Receipts on loans receivable and other reductions	(142,670)	(7,380)
Loans receivable as of December 31, 2025	583,460	47,690
Add: Advances on and acquisitions of loans receivable	43,238	229
Less: Receipts on loans receivable and other reductions	(398,999)	(4,840)
Loans receivable as of June 30, 2026	$227,699	$43,079
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

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of June 30, 2026 (in thousands):

Investment Type	Year of Origination(1)						Total
	2026	2025	2024	2023	2022	Prior
Secured loans
Risk rating:
Performing loans	$10,293	$60,987	$76,059	$41,889	$33,395	$—	$222,623
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$10,293	$60,987	$76,059	$41,889	$33,395	$—	$222,623
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$—	$4,292	$13,919	$—	$3,862	$16,702	$38,775
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$—	$4,292	$13,919	$—	$3,862	$16,702	$38,775
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
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

The following table summarizes the Company’s reserve for loan losses (in thousands):

	June 30, 2026			December 31, 2025
	Secured Loans	Mezzanine Loans	Total	Secured Loans	Mezzanine Loans	Total
Reserve for loan losses, beginning of period	$4,750	$6,595	$11,345	$5,574	$4,925	$10,499
Provision for expected loan losses on funded loans receivable	(417)	(2,599)	(3,016)	908	2,215	3,123
Expected loan losses (recoveries) related to loans sold or repaid in full	—	(164)	(164)	(1,732)	(545)	(2,277)
Reserve for loan losses, end of period	$4,333	$3,832	$8,165	$4,750	$6,595	$11,345
Additionally, at June 30, 2026 and December 31, 2025, a liability of $0.5 million and $1.1 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the six months ended June 30, 2026 is primarily due to (i) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable and (ii) recoveries related to loan repayments during the six months ended June 30, 2026, partially offset by reserves recognized on a new and extended secured loan executed during the six months ended June 30, 2026.
NOTE 7.  Investments in Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				June 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2026	2025
South San Francisco JVs(3)	Lab	7	70	$285,611	$285,387
Callan Ridge JV	Lab	2	35	73,729	74,369
HQ Point Preferred Equity Investment(2)	Other	2	36	57,154	53,859
BX JV I and II(4)	Outpatient medical	6	20	43,349	—
Lab JV	Lab	1	49	30,969	31,406
PMAK JV(2)	Outpatient medical	59	12	17,172	21,711
Needham Land Parcel JV(2)	Lab	—	38	13,313	12,453
Outpatient Medical JV(5)	Outpatient medical	1	67	4,086	7,177
Davis JV	Outpatient medical	19	48	1,397	3,530
SWF SH JV(6)	Senior housing	—	—	—	312,709
				$526,780	$802,601
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the JVs.
(2)Property counts and ownership percentages are as of June 30, 2026. Land held for development and the properties underlying the PMAK JV and HQ Point Preferred Equity Investment are excluded from the Company’s total property count.
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
(5)As of June 30, 2026, includes one unconsolidated outpatient medical JV, Suburban Properties, LLC, in which the Company holds a 67% ownership percentage. During the three months ended June 30, 2026, the outpatient medical building in the Ventures IV JV was sold, resulting in a $2 million loss on sale recognized within equity income (loss) from unconsolidated joint ventures. As of December 31, 2025, included two unconsolidated outpatient medical JVs in which the Company held an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). These joint ventures were aggregated herein due to similarity of the investments and operations.
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
Blackstone (“BX”) JV I and II
In March 2026, the Company sold an 80% interest in six outpatient medical buildings to a third party for net proceeds of $163 million and formed two JVs. Following the transaction, the Company does not control the JVs through its voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 20% investment in the JVs at fair value, and accounting for its investment using the equity method. The fair value of the Company’s retained investment at the time of the transaction was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the six months ended June 30, 2026, the Company recognized a gain upon change of control of $92 million, which is recognized within other income (expense), net in the Consolidated Statements of Operations.
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
NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	June 30, 2026	December 31, 2025
Gross intangible lease assets(1)	$1,274,879	$1,377,039
Accumulated depreciation and amortization(2)	(557,385)	(722,523)
Intangible assets	$717,494	$654,516

Weighted average remaining amortization period in years	5	5
_______________________________________
(1)As of June 30, 2026 and December 31, 2025, includes $1.24 billion and $1.33 billion, respectively, of gross lease-up intangibles and $38 million and $43 million, respectively, of gross above market lease intangibles.
(2)As of June 30, 2026 and December 31, 2025, includes $541 million and $705 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $17 million and $17 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	June 30, 2026	December 31, 2025
Gross intangible lease liabilities	$280,118	$316,197
Accumulated depreciation and amortization	(124,652)	(142,500)
Intangible liabilities	$155,466	$173,697

Weighted average remaining amortization period in years	9	9
During the six months ended June 30, 2026, in conjunction with the Company’s acquisitions of real estate, the Company acquired $219 million of intangible assets with a weighted average amortization period at acquisition of three years. Other activity during the six months ended June 30, 2026 includes the write-off of fully depreciated assets.
During the year ended December 31, 2025, in conjunction with the Company’s acquisitions of real estate, the Company acquired $137 million of intangible assets with a weighted average amortization period at acquisition of seven years and $31 million of intangible liabilities with a weighted average amortization period at acquisition of eight years.

Goodwill
At June 30, 2026 and December 31, 2025, goodwill was allocated to the Company’s segment assets as follows (in thousands):

Segment	June 30, 2026	December 31, 2025
Outpatient medical	$64,680	$64,680
Senior housing	3,849	3,849
	$68,529	$68,529
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
Janus Living Credit Facilities
Concurrent with the completion of the Janus Living IPO, Janus Living entered into a credit agreement that provides for a $500 million revolving credit facility (the “Janus Living Revolving Credit Facility”) and $100 million delayed-draw term loan facility (the “Janus Living Term Loan” and, together with the Janus Living Revolving Credit Facility, the “Janus Living Credit Facilities”). Janus Living has the option to increase commitments under the Janus Living Credit Facilities and/or obtain incremental term loans so long as the aggregate principal amount does not exceed $1.5 billion, subject to customary requirements. The Janus Living Revolving Credit Facility matures in March 2030 with two six-month extension periods available, subject to certain conditions. The Janus Living Term Loan is available to be drawn until December 2026 and matures in March 2031. Borrowings under the Janus Living Revolving Credit Facility and Janus Living Term Loan bear interest at SOFR plus 105 and 110 basis points, respectively, based on Janus Living’s current leverage-based pricing grid. Janus Living also pays a facility fee on the entire revolving commitment that depends on its current leverage-based pricing grid, which was 0.15% as of June 30, 2026. As of June 30, 2026, total unamortized debt issuance costs for the Janus Living Credit Facilities were $2 million, which are recognized in other assets on the Consolidated Balance Sheets. As of June 30, 2026, no principal had been drawn on either the Janus Living Revolving Credit Facility or the Janus Living Term Loan.
The Janus Living Credit Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement, provides for the following limitations or other requirements on Janus Living: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage Ratio of 1.5 times; (v) require a minimum Consolidated Tangible Net Worth of at least the sum of (x) $2.04 billion as of the end of any fiscal quarter plus (y) an amount equal to 75% of the net proceeds received from any equity offerings after the closing date; and (vi) require a minimum Unsecured Interest Coverage Ratio of 1.75 times. The Company believes Janus Living was in compliance with each of these covenants at June 30, 2026.

Bank Line of Credit and Term Loans
Revolving Facility
As of June 30, 2026, the Company’s unsecured revolving line of credit facility had aggregate commitments of $3.0 billion and matures on January 19, 2029, which may be further extended pursuant to two six-month extension options, subject to certain customary conditions (the “Revolving Facility”). Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark, SOFR, plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. In October 2025, the Company executed an amendment to the Revolving Facility to, among other immaterial changes, remove a 10 basis point adjustment related to SOFR transition from the determination of the margin. The Company also pays a facility fee on the entire revolving commitment that depends on its credit ratings. Based on the Company’s credit ratings at June 30, 2026, the margin on the Revolving Facility was 0.78% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of June 30, 2026 and December 31, 2025, the Company had no balance outstanding under the Revolving Facility.
Term Loan Agreement
The Company previously entered into a term loan agreement (as amended or modified, the “Term Loan Agreement”) that provided a maximum incremental borrowing capacity of $1.5 billion. As of June 30, 2026, the Company had borrowed (i) $500 million principal balance (the “2027 Term Loans”), of which $250 million matures on February 22, 2027 with one option to extend for a one-year period subject to certain customary conditions and $250 million matures on August 22, 2027 with no option to extend, and (ii) an aggregate principal amount of $750 million that matures on February 28, 2029 (the “2029 Term Loan”).
In October 2025, the Company executed an amendment to the Term Loan Agreement to remove a 10 basis point adjustment related to SOFR transition from the determination of the margin.
In March 2026, concurrent with the closing of the Janus Living IPO, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the applicable lenders provided their consent to the Janus Living IPO and the other transactions consummated in connection therewith, (ii) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $1.5 billion to $2.0 billion, and (iii) the Company obtained senior unsecured delayed draw term loan commitments in an aggregate principal amount of $400 million (the “2031 Term Loan”). The 2031 Term Loan is available to be drawn through December 2026 and has a stated maturity of five years. As of June 30, 2026, the Company had no balance outstanding under the 2031 Term Loan.
As of June 30, 2026, the unused borrowing capacity under the Term Loan Agreement was $750 million. At each of June 30, 2026 and December 31, 2025, the Company had $1.25 billion of loans outstanding under the Term Loan Agreement.
Loans outstanding under the 2027 Term Loans accrue interest at Term SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loans also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loans may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of June 30, 2026, and inclusive of achievement of a sustainability-linked metric, the margin on the 2027 Term Loans was 0.84%.
The Company has two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The 2027 Term Loans associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of June 30, 2026, the 2027 Term Loans had a blended fixed effective interest rate of 3.65%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of June 30, 2026, the margin on the 2029 Term Loan was 0.85%.
The Company has forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of June 30, 2026, the 2029 Term Loan had a blended fixed effective interest rate of 4.56%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
Loans outstanding under the 2031 Term Loan accrue interest at Daily SOFR plus a margin that depends on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of June 30, 2026, the margin on the 2031 Term Loan was 0.80%.

As of June 30, 2026, the Company also had assumed senior unsecured term loans in an aggregate principal amount of $400 million (the “2028 Term Loan”) that mature in May 2028. Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) Daily SOFR. In October 2025, the Company executed an amendment to the 2028 Term Loan to remove a 10 basis point adjustment related to SOFR transition from the determination of the margin. The applicable margin under the 2028 Term Loan ranges from 0.85% to 1.65% for Daily SOFR loans and is based on the Company’s and Healthpeak OP’s credit ratings. Based on the Company’s credit ratings as of June 30, 2026, the margin on the 2028 Term Loan was 0.90%.
The Company has three interest rate swap instruments that are designated as cash flow hedges. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of June 30, 2026, the 2028 Term Loan had a blended fixed effective interest rate of 4.35%, inclusive of the impact of these interest rate swap instruments and amortization of the related premium. See also Note 17 for a discussion of the impact of the related interest rate swap instruments.
The Revolving Facility, 2027 Term Loans, 2028 Term Loan, 2029 Term Loan, and 2031 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at June 30, 2026.
Commercial Paper Program
The Company has an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of June 30, 2026 and December 31, 2025, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. During each of the three months ended June 30, 2026 and 2025, the Company recognized $2 million of interest expense related to fees and amortization of debt issuance costs in connection with its Commercial Paper Program and Revolving Facility. During each of the six months ended June 30, 2026 and 2025, the Company recognized $5 million of interest expense related to fees and amortization of debt issuance costs in connection with its Commercial Paper Program and Revolving Facility. At June 30, 2026, the Company had $1.5 billion notes outstanding under the Commercial Paper Program, with original maturities of approximately 28 days and a weighted average interest rate of 4.14%. At December 31, 2025, the Company had $1.1 billion of notes outstanding under the Commercial Paper Program, with original maturities of approximately 39 days and a weighted average interest rate of 4.02%.
Senior Unsecured Notes
At each of June 30, 2026 and December 31, 2025, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.9 billion. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2026.
During the three and six months ended June 30, 2026, there were no issuances, repurchases, or redemptions of senior unsecured notes.
The following table summarizes the Company’s senior unsecured note repayments in July 2026 upon maturity (dollars in thousands):

Repayment Date	Amount	Coupon Rate(1)	Maturity Year
July 15, 2026	$650,000	3.25%	2026
_______________________________________
(1)The effective interest rate, which includes amortization of debt discounts and debt issuance costs, was 3.40%.

The following table summarizes the Company’s senior unsecured note issuances for the year ended December 31, 2025 (dollars in thousands):

Issue Date	Amount	Coupon Rate(1)	Maturity Year
February 14, 2025	$500,000	5.38%	2035
August 14, 2025	500,000	4.75%	2033
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
Mortgage Debt
At June 30, 2026 and December 31, 2025, the Company had $104 million and $349 million, respectively, in aggregate principal of mortgage debt outstanding. At June 30, 2026, this mortgage debt was secured by 5 outpatient medical buildings, with an aggregate carrying value of $205 million. At December 31, 2025, this mortgage debt was secured by 18 outpatient medical buildings and two senior housing communities, with an aggregate carrying value of $747 million.
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
During the three months ended June 30, 2026 and 2025, the Company made aggregate principal repayments of mortgage debt of $142 million and $1 million, respectively. During the six months ended June 30, 2026 and 2025, the Company made aggregate principal repayments of mortgage debt of $245 million and $6 million, respectively.
Included in the aggregate principal payments of mortgage debt for the six months ended June 30, 2026 was a $102 million early full principal repayment in January 2026 of mortgage debt secured by two senior housing communities with original maturities in December 2026. In connection with this repayment, the Company paid $1 million of accrued interest and prepayment penalties and recognized a $400 thousand loss on debt extinguishment.
Included in the aggregate principal payments of mortgage debt for the three and six months ended June 30, 2026 was a $142 million full principal repayment of mortgage debt secured by 13 outpatient medical buildings upon maturity in June 2026. The Company had two interest rate swap instruments that were designated as cash flow hedges on this mortgage debt which matured in May 2026 (see Note 17). During the year ended December 31, 2025, the variable rate mortgage debt associated with these interest rate swap instruments was reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Included in the aggregate principal payments of mortgage debt for the six months ended June 30, 2025 was a $4 million full principal repayment of mortgage debt secured by one outpatient medical building that matured in March 2025.

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2026 (dollars in thousands):

				Senior Unsecured Notes(3)		Mortgage Debt(4)
Year	Bank Line of Credit(1)	Commercial Paper(1)(2)	Term Loans	Amount	Interest Rate(5)	Amount	Interest Rate(5)	Total
2026	$—	$—	$—	$650,000	3.40%	$100,448	5.70%	$750,448
2027	—	—	500,000	850,000	3.23%	842	4.61%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,775	3.61%	1,252,775
2029	—	1,495,994	750,000	650,000	3.65%	—	—%	2,895,994
2030	—	—	—	750,000	3.14%	—	—%	750,000
Thereafter	—	—	—	3,150,000	5.08%	—	—%	3,150,000
	—	1,495,994	1,650,000	6,900,000		104,065		10,150,059
Premiums, (discounts), and debt issuance costs, net	—	—	(3,718)	(114,303)		148		(117,873)
	$—	$1,495,994	$1,646,282	$6,785,697		$104,213		$10,032,186
_______________________________________
(1)As of June 30, 2026, total unamortized debt issuance costs for the Revolving Facility and Commercial Paper Program were $12 million, which are recognized in other assets on the Consolidated Balance Sheets.
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
(4)Effective interest rates on the mortgage debt range from 3.61% to 6.32% with a weighted average effective interest rate of 5.63% and a weighted average maturity of approximately 6 months.
(5)Represents the weighted-average effective interest rate as of the end of the applicable period, including amortization of debt premiums (discounts) and debt issuance costs.
Additionally, as of June 30, 2026, the Company had 15 outstanding letter of credit obligations totaling $14 million.
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
DownREITs and Other Partnerships
In connection with the formation of certain limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. As of June 30, 2026, the Company had indemnification agreements on a total of 28 properties within its DownREITs.
Additionally, the Company owns a 49% interest in the Lab JV (see Note 7). If the property in the joint venture is sold in a taxable transaction, the Company is generally obligated to indemnify its joint venture partner for its federal and state income taxes associated with the gain that existed at the time of the contribution to the joint venture.

Minimum Liquid Reserve (“MLR”)
For the Company’s life plan communities, which are a form of senior housing that offer a full continuum of care and operate under an entrance fee model, state licensing authorities require the Company to maintain MLR balances in escrow accounts based upon certain financial calculations. This requirement mitigates the risk of a community failure, whereby the Company would be obligated to repay the balance of entrance fees to its residents. The reserve balance required by these state licensing authorities at June 30, 2026 was $96 million, which was met through $68 million of restricted cash held in escrow and $28 million of promissory notes. These promissory notes are issued between the Company and certain of its operating subsidiaries, which represents intercompany activity that is eliminated in the Consolidated Financial Statements.
NOTE 11.  Equity and Redeemable Noncontrolling Interests

Dividends
On July 9, 2026, the Company’s Board of Directors declared a monthly common stock cash dividend of $0.10167 per share for each of July, August, and September 2026, payable on July 31, 2026, August 28, 2026, and September 25, 2026, respectively, to stockholders of record as of the close of business on July 20, 2026, August 17, 2026, and September 14, 2026, respectively.
During each of the three months ended June 30, 2026 and 2025, the Company declared and paid common stock cash dividends of $0.305 per share. During each of the six months ended June 30, 2026 and 2025, the Company declared and paid common stock cash dividends of $0.610 per share.
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
At June 30, 2026, $1.5 billion of the Company’s common stock remained available for sale under the ATM Program.
ATM Forward Contracts
During each of the three and six months ended June 30, 2026 and 2025, the Company did not utilize the forward provisions under the ATM Program.
ATM Direct Issuances
During each of the three and six months ended June 30, 2026 and 2025, there were no direct issuances of shares of common stock under the ATM Program.

Share Repurchase Programs
On July 24, 2024, the Company’s Board of Directors approved a share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the Company’s previous share repurchase program. Under the 2024 Share Repurchase Program, the Company could acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program could be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. During the three months ended June 30, 2025, the Company repurchased 3.94 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $18.22 per share for a total of $72 million. During the six months ended June 30, 2025 the Company repurchased 5.09 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $18.50 per share for a total of $94 million. During the three and six months ended June 30, 2026, the Company repurchased 5.95 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million. Subsequent to these repurchases, $306 million of the Company’s common stock remained available for repurchase under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program expired in July 2026.
On July 30, 2026, the Company’s Board of Directors approved a new share repurchase program (the “2026 Share Repurchase Program”) to supersede and replace the 2024 Share Repurchase Program. Upon adoption of the 2026 Share Repurchase Program, no further share repurchases may be made pursuant to the 2024 Share Repurchase Program. Under the 2026 Share Repurchase Program, the Company may acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the “Exchange Act”, or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), in an amount up to an aggregate purchase price of $500 million. Purchases of common stock under the 2026 Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2026 Share Repurchase Program may be suspended or terminated at any time without prior notice. No shares have been repurchased under the 2026 Share Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	June 30, 2026	December 31, 2025
Unrealized gains (losses) on derivatives, net	$12,214	$(8,110)
Supplemental Executive Retirement Plan minimum liability	(1,680)	(1,827)
Total accumulated other comprehensive income (loss)	$10,534	$(9,937)
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

During the three months ended March 31, 2026, the Company acquired the remaining 50% interest of the Gateway Crossing JV for $132 million, terminating the Put Option of the noncontrolling interest holder. As of June 30, 2026, (i) the estimated redemption value of the redeemable noncontrolling interests with currently exercisable Put Options was $14 million and (ii) the estimated redemption value of the redeemable noncontrolling interests that will become exercisable upon completion of the related development projects was $14 million.
Janus Living - Public Investors
In connection with the Janus Living IPO in March 2026, 48,300,000 shares of Janus Living’s Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. During the six months ended June 30, 2026, a portion of these proceeds were utilized to fund certain other offering and transaction-related costs (see Note 20).
On June 4, 2026, an additional 25,000,000 shares of Janus Living’s Class A-1 common stock were issued to public investors following the completion of the Janus Living June Follow-On Offering. As part of the Janus Living June Follow-On Offering, Janus Living granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Janus Living’s Class A-1 common stock, which was exercised in full on June 22, 2026. The Janus Living June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters. In addition, $1 million of offering costs were incurred and recognized within total noncontrolling interests on the Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the three months ended June 30, 2026.
As of June 30, 2026, Janus Living public investors represent a 26.4% interest in Janus Living, a consolidated subsidiary of Healthpeak, which is calculated by dividing the number of Janus Living's Class A-1 common stock held by public investors by the total number of Janus Living’s Class A-1 common stock outstanding. The Janus Living IPO and Janus Living June Follow-On Offering resulted in an allocation between equity and noncontrolling interests on the Consolidated Statements of Equity and Redeemable Noncontrolling Interests to reflect the change in total net assets and capital structure of the Company.
Healthpeak OP
During each of the six months ended June 30, 2026 and 2025, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million non-managing member units in Healthpeak OP (“Healthpeak OP Units”), all of which were profits interests in Healthpeak OP. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their Healthpeak OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the Healthpeak OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their Healthpeak OP Units rather than using cash. As of June 30, 2026, there were approximately 6 million Healthpeak OP Units outstanding and 492 thousand had met the criteria for redemption. As of June 30, 2026, the value of the Healthpeak OP Units that had met the criteria for redemption based on the closing stock price on June 30, 2026 was $11 million. As of December 31, 2025, there were approximately 4 million Healthpeak OP Units outstanding and 275 thousand had met the criteria for redemption. As of December 31, 2025, the value of the Healthpeak OP Units that had met the criteria for redemption based on the closing stock price on December 31, 2025 was $4 million.
Janus Living OP
During the six months ended June 30, 2026, in connection with the Janus Living IPO, certain employees of the Company (“Janus Living OP Unitholders”) were issued approximately 392 thousand non-managing member units in Janus Living OP, the operating subsidiary of Janus Living, Inc. (“Janus Living OP Units” and together with Healthpeak OP Units, “OP Units”), all of which were profits interests in Janus Living OP. When certain conditions are met, the holders of Janus Living OP Units have the right to require redemption of part or all of their Janus Living OP Units for cash or shares of the Janus Living’s Class A-1 common stock, at Janus Living’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Janus Living’s Class A-1 common stock at the time of redemption. The Company classifies the Janus Living OP Units in permanent equity because Janus Living may elect, in its sole discretion, to issue shares of Janus Living’s Class A-1 common stock to Janus Living OP Unitholders who choose to redeem their Janus Living OP Units rather than using cash. As of June 30, 2026, none of the Janus Living OP Units met the criteria for redemption.

DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At each of June 30, 2026 and December 31, 2025, there were approximately 11 million DownREIT units (13 million shares of Healthpeak common stock are issuable upon conversion) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At each of June 30, 2026 and December 31, 2025, the carrying value of the 11 million DownREIT units was $307 million. The market value of the 11 million DownREIT units, based on the closing stock price on June 30, 2026 and December 31, 2025, was $286 million and $215 million, respectively.
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
The Company considers the potential dilution resulting from forward agreements under its ATM Program to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. Refer to Note 11 for a discussion of the forward sales agreements, under which there were no sales or settlements during the three and six months ended June 30, 2026 and 2025.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator - Basic
Net income (loss)	$63,241	$39,019	$262,897	$89,083
Noncontrolling interests’ share in earnings	(10,423)	(7,346)	(16,446)	(14,582)
Net income (loss) attributable to Healthpeak Properties, Inc.	52,818	31,673	246,451	74,501
Less: Participating securities’ share in earnings	(150)	(115)	(299)	(579)
Net income (loss) applicable to common shares	$52,668	$31,558	$246,152	$73,922
Numerator - Dilutive
Net income (loss) applicable to common shares	$52,668	$31,558	$246,152	$73,922
Add: distributions on dilutive convertible units and other	—	—	60	—
Dilutive net income (loss) available to common shares	$52,668	$31,558	$246,212	$73,922
Denominator
Basic weighted average shares outstanding	689,885	695,188	692,508	697,117
Dilutive potential common shares - equity awards(1)	—	6	4	29
Dilutive potential common shares - OP Units(2)	—	—	331	—
Diluted weighted average common shares	689,885	695,194	692,843	697,146
Earnings per common share
Basic	$0.08	$0.05	$0.36	$0.11
Diluted	$0.08	$0.05	$0.36	$0.11
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units).
(2)For the three months ended June 30, 2026, all 6 million outstanding OP Units were not included because they were anti-dilutive. For the six months ended June 30, 2026, represents the dilutive impact of 6 million outstanding OP Units. For the three and six months ended June 30, 2025, all 4 million outstanding OP Units were not included because they were anti-dilutive.
For each of the three and six months ended June 30, 2026 and 2025, all 13 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.

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

The following table summarizes financial information for the reportable segments for the three months ended June 30, 2026 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$310,670	$216,112	$216,456
Operating expenses(1)	(103,476)	(67,521)
Healthpeak’s share of unconsolidated joint venture NOI	5,837	6,010
Noncontrolling interests’ share of consolidated joint venture NOI	(6,444)	—
NOI - outpatient medical and lab	206,587	154,601
Adjustments to NOI(2)	(8,582)	(11,987)
Adjusted NOI - outpatient medical and lab	$198,005	$142,614		$340,619
Senior housing net income (loss):
Compensation and property management			(100,605)
Food			(9,870)
Real estate taxes			(6,566)
Repairs and maintenance			(7,719)
Utilities			(8,701)
Other segment items(3)			(25,325)
Depreciation and amortization			(56,473)
General and administrative			(1,334)
General and administrative - related party management fee			(2,472)
Interest expense			(350)
Transaction costs			(4,278)
Gain (loss) on sales of real estate, net			3,884
Other income (expense), net			16,465
Income tax benefit (expense)			1,746
Senior housing net income (loss)			$14,858	14,858
Reconciling items:
Plus: Adjustments to NOI(2)				20,569
Other non-reportable revenues				6,572
Interest income and other				21,769
Other non-reportable operating expenses				(3,340)
Depreciation and amortization				(226,917)
Interest expense				(91,930)
General and administrative				(18,711)
Transaction costs				(4,894)
Impairments and loan loss reserves, net				1,479
Gain (loss) on sales of real estate, net				6,104
Other income (expense), net				301
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(11,847)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical				6,444
Plus: Income tax benefit (expense) - senior housing				(1,746)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$59,330
_______________________________________
(1)See reconciliation of significant expense categories for outpatient medical and lab below.
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

The following table summarizes the Company’s significant expense categories for the outpatient medical and lab reportable segments for the three months ended June 30, 2026 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$15,487	$9,433
Real estate taxes	23,653	21,671
Repairs and maintenance	18,725	10,405
Utilities	18,349	12,678
Other segment items(1)	27,262	13,334
Operating expenses	$103,476	$67,521
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.

The following table summarizes financial information for the reportable segments for the three months ended June 30, 2025 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$314,775	$209,205	$148,855
Operating expenses(1)	(102,435)	(59,401)
Healthpeak’s share of unconsolidated joint venture NOI	4,488	5,460
Noncontrolling interests’ share of consolidated joint venture NOI	(7,219)	—
NOI - outpatient medical and lab	209,609	155,264
Adjustments to NOI(2)	(10,746)	(12,488)
Adjusted NOI - outpatient medical and lab	$198,863	$142,776		$341,639
Senior housing net income (loss):
Compensation and property management			(71,745)
Food			(6,782)
Real estate taxes			(4,324)
Repairs and maintenance			(4,873)
Utilities			(5,719)
Other segment items(3)			(18,006)
Depreciation and amortization			(31,191)
General and administrative			(2,382)
Interest expense			(949)
Other income (expense), net			(4,747)
Income tax benefit (expense)			(1,607)
Equity income (loss) from unconsolidated joint ventures			1,009
Senior housing net income (loss)			$(2,461)	(2,461)
Reconciling items:
Plus: Adjustments to NOI(2)				23,234
Other non-reportable revenues				5,707
Interest income and other				15,806
Other non-reportable operating expenses				(2,896)
Depreciation and amortization				(234,725)
Interest expense				(74,114)
General and administrative				(18,382)
Transaction costs				(10,215)
Impairments and loan loss reserves, net				(3,499)
Gain (loss) on sales of real estate, net				1,636
Other income (expense), net				55
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(9,948)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical				7,219
Plus: Income tax benefit (expense) - senior housing				1,607
Less: Equity income (loss) from unconsolidated joint ventures - senior housing				(1,009)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$39,654
_______________________________________
(1)See reconciliation of significant expense categories for outpatient medical and lab below.
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

The following table summarizes the Company’s significant expense categories for the outpatient medical and lab reportable segments for the three months ended June 30, 2025 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$14,595	$8,277
Real estate taxes	24,802	18,989
Repairs and maintenance	14,700	8,202
Utilities	17,971	10,687
Other segment items(1)	30,367	13,246
Operating expenses	$102,435	$59,401
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.

The following table summarizes financial information for the reportable segments for the six months ended June 30, 2026 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$628,887	$428,924	$416,801
Operating expenses(1)	(209,740)	(136,403)
Healthpeak’s share of unconsolidated joint venture NOI	10,425	12,247
Noncontrolling interests’ share of consolidated joint venture NOI	(14,139)	(54)
NOI - outpatient medical and lab	415,433	304,714
Adjustments to NOI(2)	(19,051)	(21,081)
Adjusted NOI - outpatient medical and lab	$396,382	$283,633		$680,015
Senior housing net income (loss):
Compensation and property management			(191,613)
Food			(18,568)
Real estate taxes			(13,046)
Repairs and maintenance			(14,371)
Utilities			(16,846)
Other segment items(3)			(48,940)
Depreciation and amortization			(107,871)
General and administrative			(4,292)
General and administrative - related party management fee			(2,800)
Interest expense			(701)
Transaction costs			(22,788)
Gain (loss) on sales of real estate, net			3,884
Gain (loss) upon change of control, net(4)			46,270
Gain (loss) on debt extinguishments			(403)
Other income (expense), net			17,281
Income tax benefit (expense)			624
Equity income (loss) from unconsolidated joint ventures			111
Senior housing net income (loss)			42,732	42,732
Reconciling items:
Plus: Adjustments to NOI(2)				40,132
Other non-reportable revenues				13,979
Interest income and other				35,940
Other non-reportable operating expenses				(7,457)
Depreciation and amortization				(465,253)
Interest expense				(178,871)
General and administrative				(40,016)
Transaction costs				(10,533)
Impairments and loan loss reserves, net				3,754
Gain (loss) on sales of real estate, net				56,773
Other income (expense), net				92,994
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(22,672)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical and lab				14,193
Plus: Income tax benefit (expense) - senior housing				(624)
Less: Equity income (loss) from unconsolidated joint ventures - senior housing				(111)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$254,975
_______________________________________
(1)See reconciliation of significant expense categories for outpatient medical and lab below.
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

The following table summarizes the Company’s significant expense categories for the outpatient medical and lab reportable segments for the six months ended June 30, 2026 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$31,229	$18,590
Real estate taxes	48,459	43,625
Repairs and maintenance	37,032	19,333
Utilities	37,186	25,954
Other segment items(1)	55,834	28,901
Operating expenses	$209,740	$136,403
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.

The following table summarizes financial information for the reportable segments for the six months ended June 30, 2025 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	629,232	426,798	297,782
Operating expenses(1)	(204,706)	(117,059)
Healthpeak’s share of unconsolidated joint venture NOI	8,753	6,594
Noncontrolling interests’ share of consolidated joint venture NOI	(14,413)	—
NOI - outpatient medical and lab	418,866	316,333
Adjustments to NOI(2)	(22,660)	(27,325)
Adjusted NOI - outpatient medical and lab	$396,206	$289,008		$685,214
Senior housing net income (loss):
Compensation and property management			(141,748)
Food			(13,225)
Real estate taxes			(8,832)
Repairs and maintenance			(9,719)
Utilities			(11,382)
Other segment items(3)			(36,802)
Depreciation and amortization			(63,990)
General and administrative			(5,514)
Interest expense			(1,897)
Other income (expense), net			(11,332)
Income tax benefit (expense)			(3,201)
Equity income (loss) from unconsolidated joint ventures			2,460
Senior housing net income (loss)			(7,400)	(7,400)
Reconciling items:
Plus: Adjustments to NOI(2)				49,985
Other non-reportable revenues				11,798
Interest income and other				31,627
Other non-reportable operating expenses				(5,851)
Depreciation and amortization				(470,472)
Interest expense				(145,859)
General and administrative				(41,368)
Transaction costs				(15,749)
Impairments and loan loss reserves, net				63
Gain (loss) on sales of real estate, net				1,636
Other income (expense), net				514
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(15,347)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical				14,413
Plus: Income tax benefit (expense) - senior housing				3,201
Less: Equity income (loss) from unconsolidated joint ventures - senior housing				(2,460)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$93,945
_______________________________________
(1)See reconciliation of significant expense categories for outpatient medical and lab below.
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

The following table summarizes the Company’s significant expense categories for the outpatient medical and lab reportable segments for the six months ended June 30, 2025 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$28,858	$16,587
Real estate taxes	48,387	38,010
Repairs and maintenance	29,586	15,560
Utilities	35,417	21,110
Other segment items(1)	62,458	25,792
Operating expenses	$204,706	$117,059
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.
The following table summarizes the Company’s revenues by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2026	2025	2026	2025
Outpatient medical	$310,670	$314,775	$628,887	$629,232
Lab	216,112	209,205	428,924	426,798
Senior housing	216,456	148,855	416,801	297,782
Total revenues for reportable segments	743,238	672,835	1,474,612	1,353,812
Total revenues for other non-reportable	6,572	5,707	13,979	11,798
Interest income and other	21,769	15,806	35,940	31,627
Total revenues	$771,579	$694,348	$1,524,531	$1,397,237
NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Interest paid, net of capitalized interest	$161,380	$128,958
Income taxes paid (refunded), net	4,397	2,053
Capitalized interest	39,869	41,704
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	$111,587	$170,686
Increase in ROU asset in exchange for new lease liability related to operating leases	1,561	6,686
Noncash lease consideration	13,000	—
Net noncash impact from the consolidation of properties previously held in an unconsolidated joint venture	312,826	—
Retained equity method investment from BX JV I and II transactions, net (see Note 7)	43,378	—
Accrued offering costs	839	—

The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning of period:
Cash and cash equivalents	$467,457	$119,818
Restricted cash	70,245	64,487
Cash, cash equivalents, and restricted cash	$537,702	$184,305
End of period:
Cash and cash equivalents	$1,626,827	$89,436
Restricted cash	91,858	73,843
Cash, cash equivalents, and restricted cash	$1,718,685	$163,279
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of June 30, 2026 and December 31, 2025, the account balances at certain institutions exceeded the FDIC insurance coverage.
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
Other Equity Investments. The Company holds limited partner interests in funds that make venture capital investments in various early-stage technology solutions and certain other investments (the “Other Equity Investments”). At June 30, 2026 and December 31, 2025, the Company’s total investments aggregated $17 million and $3 million, respectively. As of June 30, 2026, the Company had an aggregate remaining commitment of $13 million related to certain of its Other Equity Investments. The Other Equity Investments have been identified as VIEs as (i) they do not have any substantive participating rights or kick-out rights over the general partner or (ii) due to insufficient equity at risk. The assets and liabilities of the entities primarily consist of its capital investments. If applicable, all future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.

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
HQ Point Preferred Equity Investment. In February 2025, the Company made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California. During the quarter ended December 31, 2025, the Company had funded the entirety of its $50 million investment. Current equity at risk is not sufficient to finance the entity’s activities. The assets and liabilities of the entity primarily consist of real estate and debt service obligations. Any assets generated by the entity may only be used to settle its contractual obligations (primarily development costs and debt service payments).
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
The classification of the related assets and the maximum loss exposure as a result of the Company’s involvement with these VIEs at June 30, 2026 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment and Other Equity Investments	Other assets	$32,105
Needham Land Parcel JV and HQ Point Preferred Equity Investment	Investments in unconsolidated joint ventures	70,467
Loans Receivable Investments	Loans receivable, net	34,291
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of June 30, 2026, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at June 30, 2026 and December 31, 2025 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
DownREITs.  As of June 30, 2026 and December 31, 2025, the Company held a controlling ownership interest in and was the managing member of eight DownREITs. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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
Gateway Crossing JV. As of December 31, 2025, the Company held a 50% ownership interest in and was the managing member of the Gateway Crossing JV, a joint venture that owned and leased lab and other buildings. The Company classified the Gateway Crossing JV as a VIE due to the non-managing member lacking substantive participation rights in the management of the Gateway Crossing JV or kick-out rights over the managing member. The Company consolidated the Gateway Crossing JV as the primary beneficiary because it had the ability to control the activities that most significantly impacted the VIE’s economic performance. The assets of the Gateway Crossing JV primarily consisted of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consisted of capital expenditures for the properties. Assets generated by the Gateway Crossing JV were only used to settle its contractual obligations. During the three months ended March 31, 2026, the Company acquired the remaining 50% interest in the Gateway Crossing JV, bringing the Company’s ownership interest to 100%. As such, the Gateway Crossing JV is no longer a VIE as of June 30, 2026.

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Buildings and improvements	$7,213,021	$4,697,185
Development costs and construction in progress	236,687	190,603
Land and improvements	817,840	532,374
Accumulated depreciation	(1,530,006)	(930,916)
Net real estate	6,737,542	4,489,246
Loans receivable, net	168,842	552,113
Investments in unconsolidated joint ventures	41,514	25,241
Accounts receivable, net	44,547	24,823
Cash and cash equivalents	1,596,384	56,660
Restricted cash	89,439	3,141
Intangible assets	535,699	473,011
Assets held for sale(1)	—	35,244
Right-of-use asset	261,475	266,135
Deferred tax assets	116,614	121
Goodwill	54,350	50,501
Other assets	279,171	138,265
Total assets	$9,925,577	$6,114,501
Liabilities
Term loans	$401,074	$401,339
Senior unsecured notes	1,177,199	1,168,508
Mortgage debt	103,633	245,735
Intangible liabilities	64,566	76,593
Liabilities related to assets held for sale(1)	—	11,798
Lease liability	195,410	193,441
Accounts payable, accrued liabilities, and other liabilities	425,041	144,106
Deferred revenue	765,250	61,432
Total liabilities	$3,132,173	$2,302,952
_______________________________________
(1)As of December 31, 2025, relates to four assets classified as held for sale, which were sold during the six months ended June 30, 2026. The assets held for sale as of December 31, 2025 primarily included: (i) net real estate of $27 million and (ii) right-of-use assets of $7 million. The liabilities related to assets held for sale as of December 31, 2025 primarily included: (i) lease liabilities of $9 million and (ii) deferred revenue of $2 million.

NOTE 16.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	June 30, 2026(3)		December 31, 2025(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$261,398	$270,460	$606,020	$620,575
Interest rate swap assets(2)	14,085	14,085	5,626	5,626
Bank line of credit and commercial paper(2)	1,495,994	1,495,994	1,078,850	1,078,850
Term loans(2)	1,646,282	1,646,282	1,647,113	1,647,113
Senior unsecured notes(1)	6,785,697	6,738,530	6,772,722	6,813,448
Mortgage debt(2)	104,213	103,707	349,209	347,291
Interest rate swap liabilities(2)	—	—	9,635	9,635
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
(3)During the six months ended June 30, 2026 and year ended December 31, 2025, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At June 30, 2026, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $29 million.
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

The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	June 30, 2026	December 31, 2025
Interest rate swap assets:
April 2022	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$—	$193
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	—	344
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	1,997	2,109
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	3,928	2,980
May 2023(3)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	2,464	—
January 2024(4)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	5,696	—
Total interest rate swap assets						$14,085	$5,626
Interest rate swap liabilities:
May 2023(3)	May 2028	Cash flow	$400,000	3.59%	USD-SOFR w/ -5 Day Lookback	$—	$(3,021)
January 2024(4)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	—	(6,614)
Total interest rate swap liabilities						$—	$(9,635)
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
(3)Includes two interest rate swap instruments each with notional amounts of $110 million and one interest rate swap instrument with a notional amount of $180 million. The aggregate fair value upon acquisition of these interest rate swap instruments in March 2024 was $7 million, which was recognized within other assets on the Consolidated Balance Sheets and is being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related interest rate swap instruments. During each of the three months ended June 30, 2026 and 2025, the Company recognized $0.4 million of related amortization into interest expense. During each of the six months ended June 30, 2026 and 2025, the Company recognized $0.7 million of related amortization into interest expense.
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
NOTE 18. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	June 30, 2026	December 31, 2025
Refundable entrance fees	$226,875	$221,147
Accrued construction costs	111,587	144,524
Accrued interest	90,131	89,202
Other accounts payable and accrued liabilities	250,094	263,636
Accounts payable, accrued liabilities, and other liabilities	$678,687	$718,509

NOTE 19. Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	June 30, 2026	December 31, 2025
Non-refundable entrance fees	$695,511	$669,528
Other deferred revenue(1)	330,968	315,779
Deferred revenue	$1,026,479	$985,307
_______________________________________
(1)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three and six months ended June 30, 2026, the Company recognized amortization related to other deferred revenue of $11 million and $22 million, respectively. During the three and six months ended June 30, 2025, the Company recognized amortization related to other deferred revenue of $13 million and $24 million, respectively. The amortization of other deferred revenue is included in rental and related revenues on the Consolidated Statements of Operations.
Life Plan Entrance Fees
During the three and six months ended June 30, 2026, the Company collected non-refundable entrance fees of $41 million and $76 million, respectively, and recognized amortization of $28 million and $55 million, respectively. Also during the three and six months ended June 30, 2026, the Company acquired a property which had $5 million of non-refundable entrance fees. During the three and six months ended June 30, 2025, the Company collected non-refundable entrance fees of $43 million and $71 million, respectively, and recognized amortization of $24 million and $48 million, respectively. The amortization of non-refundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.
For certain qualified residents of the life plan communities in the Company’s senior housing segment, the Company may offer to provide a deferral of the upfront cash entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. These entrance fee receivables are due upon sale of the resident’s previous home. At June 30, 2026 and December 31, 2025, the Company had $71 million and $73 million, respectively, of entrance fee receivables, which are recognized in other assets on the Consolidated Balance Sheets.
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
Formation Transactions
As more fully described in Note 1, Healthpeak and Janus Living consummated a series of formation transactions in connection with the Janus Living IPO. In connection with the Janus Living IPO and these formation transactions, during the three months ended March 31, 2026, Janus Living incurred $16 million of transaction costs, recognized within transaction costs on the Consolidated Statements of Operations. Additionally, during the three months ended March 31, 2026, Janus Living incurred $8 million of offering costs in addition to fees paid to the underwriters in connection with the Janus Living IPO. These costs were recognized within total noncontrolling interests on the Consolidated Statements of Equity and Redeemable Noncontrolling Interests. Certain of these offering and transaction costs were initially paid by Healthpeak and reimbursed by Janus Living in accordance with the Healthpeak Management Agreement (defined below).
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
During the six months ended June 30, 2026, Healthpeak received $3.5 million of the Healthpeak Management Fee in cash and $288 thousand in the form of Manager Equity Awards. The remaining $27 thousand of the Healthpeak Management Fee earned but not yet paid as of June 30, 2026 was recognized as a receivable and eliminated upon consolidation.
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
Overview
The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. We will discuss and provide our analysis in the following order:
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
We have a diversified portfolio of high-quality healthcare properties across three core asset classes of outpatient medical, lab, and senior housing real estate. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Under the senior housing segment, our properties are operated through RIDEA or similar structures. We have other non-reportable segments that are comprised primarily of: (i) loans receivable, (ii) a preferred equity investment, and (iii) three other properties. These non-reportable segments have been presented on a combined basis herein.
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
On June 4, 2026, an additional 25,000,000 shares of Janus Living’s Class A-1 common stock were issued to public investors following the completion of a public offering (the “Janus Living June Follow-On Offering”). As part of the Janus Living June Follow-On Offering, Janus Living granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Janus Living’s Class A-1 common stock, which was exercised in full on June 22, 2026. The Janus Living June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters.
As of June 30, 2026, our ownership of the Janus Living Class A-1 and Class A-2 common shares, together with our ownership of common units of Janus Living OP, provides us with voting and economic rights of 73.6% of Janus Living. Janus Living is externally managed by Healthpeak Investment Management, LLC, one of our indirect subsidiaries, and is consolidated by us.

At June 30, 2026, our portfolio of investments, including properties in certain of our unconsolidated joint ventures, consisted of interests in 686 properties: (i) Outpatient medical – 501 properties; (ii) Lab – 141 properties; (iii) Senior housing – 41 properties; and (iv) Other non-reportable – 3 properties. The following table summarizes information for our reportable segments for the three months ended June 30, 2026 (dollars in thousands):

Segment	NOI by Reportable Segment(1)	Adjusted NOI by Reportable Segment(1)
Outpatient medical	$206,587	$198,005
Lab	154,601	142,614
Senior housing	45,851	45,851
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
For a description of our significant activities during the three and six months ended June 30, 2026, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.
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
Company Highlights
Janus Living IPO
•In March 2026, the Janus Living IPO was completed, including the sale of 48,300,000 shares of its Class A-1 common stock at a price of $20.00 per share. The Janus Living IPO generated total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. See Note 1 to the Consolidated Financial Statements for additional information.
•We received 138,816,246 shares of Janus Living’s Class A-1 common stock and 75,917,780 common units in the Janus Living OP, Janus Living’s operating subsidiary. We also purchased shares of Janus Living’s Class A-2 common stock in an amount equivalent to the common units of Janus Living OP.
Janus Living June Follow-On Offering
•On June 4, 2026, an additional 25,000,000 shares of Janus Living’s Class A-1 common stock were issued to public investors following the completion of the Janus Living June Follow-On Offering. As part of the Janus Living June Follow-On Offering, Janus Living granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Janus Living’s Class A-1 common stock, which was exercised in full on June 22, 2026. The Janus Living June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters.
Real Estate Transactions
•In January 2026, we acquired our joint venture partner’s 46.5% interest in the SWF SH JV for $312 million (the “SWF JV Buyout”).
•During the three months ended March 31, 2026, we acquired (i) a portfolio of two senior housing communities in Atlanta, Georgia for $240 million, (ii) a portfolio of three senior housing communities in Orlando, Florida for $121 million, and (iii) one senior housing community in Seattle, Washington for $41 million.
•During the three months ended March 31, 2026, we also acquired two lab land parcels in Cambridge, Massachusetts for $28 million.
•During the three months ended March 31, 2026, we sold an 80% interest in six outpatient medical buildings to a third party for net proceeds of $163 million (“BX JV I and II”).
•During the three months ended March 31, 2026, we also sold (i) four lab buildings for $68 million, (ii) two outpatient medical buildings for $15 million, and (iii) nine suites within an outpatient medical building in Atlanta, Georgia for $7 million.
•During the three months ended June 30, 2026, we sold (i) two outpatient medical buildings for $34 million and (ii) one senior housing community for $23 million.
•In July 2026, we formed a JV with affiliates of Brookfield Asset Management (“Brookfield”). We contributed 86 outpatient medical buildings which are diversified across 11 states. Brookfield purchased a non-controlling 49% equity interest in the JV at a gross valuation of approximately $2.1 billion, generating proceeds of approximately $1.025 billion. Under the terms of the agreement, we will maintain day-to-day control and management of the assets and will retain a call right for a finite period beginning after year seven to repurchase Brookfield’s interest at a price sufficient to provide Brookfield with a 6.5% net annual rate of return excluding initial transaction expenses.
•During the three months ended June 30, 2026, we acquired (i) one senior housing community in Seattle, Washington for $52 million and (ii) one senior housing community in Tucson, Arizona for $52 million.

•Subsequent to June 30, 2026, we acquired the following, in each case for a gross purchase price as noted: (i) eight senior housing communities in Texas and New Mexico for $150 million, (ii) one senior housing community in Naples, Florida for $149 million, (iii) one senior housing community in Lexington, Kentucky for $50 million, (iv) three senior housing communities in Atlanta, Georgia for $425 million, (v) four senior housing communities in Florida for $190 million, and (vi) one senior housing community in Denver, Colorado for $47 million.
Development and Redevelopment Activities
•During the six months ended June 30, 2026, the following projects were placed in service: (i) one lab redevelopment project with total project costs of $86 million, (ii) a portion of four lab redevelopment projects with total project costs of $65 million, and (iii) a portion of one lab development project with total project costs of $8 million.
Financing Activities
•In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026.
•In March 2026, concurrent with the closing of Janus Living IPO, we entered into a $400 million five-year unsecured term loan (the “2031 Term Loan”) as an incremental facility under our existing term loan agreement. As of June 30, 2026, no principal was outstanding on the 2031 Term Loan.
•In March 2026, concurrent with the closing of Janus Living IPO, Janus Living entered into a credit agreement consisting of a $500 million revolving credit facility maturing in March 2030 and a $100 million term loan maturing in March 2031, bearing interest at SOFR plus 105 and 110 basis points, respectively. As of June 30, 2026, there were no outstanding borrowings under the credit agreement.
•In April 2026, we repurchased 5.95 million shares of our common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million.
•In June 2026, we repaid $142 million of mortgage debt secured by a portfolio of 13 outpatient medical buildings upon maturity.
•In July 2026, we repaid $650 million aggregate principal amount of 3.25% senior unsecured notes with an effective interest rate of 3.40% at maturity.
Other Activities
•In June 2026, we received a $399 million partial principal repayment of a seller financing loan receivable secured by outpatient medical buildings.
Dividends
The following table summarizes our common stock cash dividends declared in 2026:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 4	January 16	$0.10167	January 30
January 4	February 13	0.10167	February 27
January 4	March 17	0.10167	March 31
April 6	April 17	0.10167	April 30
April 6	May 18	0.10167	May 29
April 6	June 15	0.10167	June 26
July 9	July 20	0.10167	July 31
July 9	August 17	0.10167	August 28
July 9	September 14	0.10167	September 25

Results of Operations
We evaluate our business and allocate resources among our operating segments: (i) outpatient medical, (ii) lab, (iii) senior housing, (iv) loans receivable, (v) a preferred equity investment, and (vi) three other properties. Our reportable segments, as determined in accordance with ASC 280, Segment Reporting, are as follows: (i) outpatient medical, (ii) lab, and (iii) senior housing. Under the outpatient medical and lab segments, we own, operate, and develop outpatient medical buildings, hospitals, and lab buildings. Our senior housing properties are operated through RIDEA or similar structures. The loans receivable, preferred equity investment, and the three other properties are non-reportable segments that have been presented on a combined basis herein. Our CODM, the President and CEO, evaluates performance for our outpatient medical and lab segments based upon property adjusted net operating income (“Adjusted NOI”). For our senior housing segment, our CODM evaluates performance based on net income and Adjusted NOI. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC, as updated by Note 2 to the Consolidated Financial Statements herein.
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

Comparison of the Three and Six Months Ended June 30, 2026 to the Three and Six Months Ended June 30, 2025
Overview

The following table summarizes results for the three months ended June 30, 2026 and 2025(1) (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Net income (loss) applicable to common shares	$52,668	$31,558	$21,110
Nareit FFO applicable to common shares	318,970	303,607	15,363
FFO as Adjusted applicable to common shares	321,034	321,240	(206)
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in interest income related to: (i) the accelerated recognition of a mark-to-market discount resulting from a partial principal repayment on loans receivable and (ii) secured loans funded in 2025 and 2026, partially offset by principal repayments on loans receivable in 2025 and 2026;
•an increase in gain on sales of real estate due to fewer real estate dispositions during the three months ended June 30, 2025;
•interest earned on proceeds from the Janus Living IPO and Janus Living June Follow-On Offering;
•casualty-related recoveries;
•an increase in loan loss recoveries under the current expected credit losses model related to: (i) macroeconomic conditions and (ii) recoveries related to loans repaid during 2025 and 2026, partially offset by new and extended secured loans executed in 2025 and 2026;
•an increase in income tax benefit recognized in connection with the disposition of a senior housing community in June 2026;
•an increase in Adjusted NOI generated from our senior housing segment related to: (i) increased occupancy, (ii) increased rates for resident fees, (iii) the SWF JV Buyout, and (iv) other acquisitions of senior housing communities in 2026; and
•a decrease in transaction costs as a result of costs incurred in 2025 related to investments we are no longer pursuing, partially offset by: (i) costs incurred for the Janus Living IPO and (ii) senior housing operator transition costs.
The increase in net income (loss) applicable to common shares was partially offset by:
•an increase in depreciation related to: (i) acquisitions of real estate in 2025 and 2026, including the SWF JV Buyout, and (ii) development and redevelopment projects placed in service during 2025 and 2026;
•an increase in interest expense related to: (i) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, and (ii) higher borrowings under the commercial paper program, partially offset by: (i) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025 and (ii) the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026;
•an increase in general and administrative expenses related to: (i) lower stock-based compensation expense due to forfeitures recognized during the three and six months ended June 30, 2025 and (ii) incremental stand-alone public company general and administrative expenses for Janus Living;
•a decrease in Adjusted NOI generated from our outpatient medical and lab segments related to: (i) lower occupancy for lab, (ii) dispositions of real estate in 2026, and (iii) assets placed into development and redevelopment in 2025, partially offset by: (i) development and redevelopment projects placed in service during 2025 and 2026 and (ii) new leasing activity during 2025 and 2026 (including the impact to straight-line rents); and
•an increase in noncontrolling interests’ share in earnings as a result of third-party noncontrolling interest holders’ share of income from Janus Living.
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
FFO as Adjusted applicable to common shares decreased primarily as a result of the aforementioned events impacting Nareit FFO applicable to common shares, except for the following, which are excluded from FFO as Adjusted applicable to common shares:
•casualty-related losses (recoveries);
•transaction and restructuring-related costs; and
•other impairments (recoveries).
The following table summarizes results for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net income (loss) applicable to common shares	$246,152	$73,922	$172,230
Nareit FFO applicable to common shares	615,970	622,264	(6,294)
FFO as Adjusted applicable to common shares	633,381	646,337	(12,956)
Net income (loss) applicable to common shares increased primarily as a result of the following:
•an increase in gain upon change of control related to: (i) the sale of an 80% interest in six outpatient medical buildings to a third-party in March 2026 and (ii) the SWF JV Buyout in January 2026;
•an increase in gain on sales of real estate due to fewer real estate dispositions during the six months ended June 30, 2025;
•an increase in Adjusted NOI generated from our senior housing segment related to: (i) increased occupancy, (ii) increased rates for resident fees, (iii) the SWF JV Buyout, and (iv) other acquisitions of senior housing communities in 2026;
•an increase in equity income from unconsolidated joint ventures related to: (i) the preferred return on the HQ Point Preferred Equity Investment and (ii) increased income from certain lab JVs, partially offset by decreased income from the SWF SH JV, which we consolidated in January 2026 after the SWF JV Buyout;
•an increase in interest income related to: (i) the accelerated recognition of a mark-to-market discount resulting from a partial principal repayment on loans receivable and (ii) secured loans funded in 2025 and 2026, partially offset by principal repayments on loans receivable in 2025 and 2026;
•interest earned on proceeds from the Janus Living IPO and Janus Living June Follow-On Offering;
•casualty-related recoveries;
•an increase in loan loss recoveries under the current expected credit losses model related to: (i) macroeconomic conditions and (ii) recoveries related to loans repaid during 2025 and 2026, partially offset by new and extended secured loans executed in 2025 and 2026; and
•an increase in income tax benefit recognized in connection with the disposition of a senior housing community in June 2026 and the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the Janus Living IPO.
The increase in net income (loss) applicable to common shares was partially offset by:
•an increase in depreciation related to: (i) acquisitions of real estate in 2025 and 2026, including the SWF JV Buyout, and (ii) development and redevelopment projects placed in service during 2025 and 2026;
•an increase in interest expense related to: (i) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, (ii) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, and (iii) higher borrowings under the commercial paper program, partially offset by: (i) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025, (ii) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025, and (iii) the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026;
•an increase in transaction costs incurred related to: (i) costs incurred for the Janus Living IPO and (ii) senior housing operator transition costs, partially offset by costs incurred in 2025 related to investments we are no longer pursuing;

•a decrease in Adjusted NOI generated from our lab segment related to: (i) lower occupancy, (ii) dispositions of real estate in 2026, and (iii) assets placed into development and redevelopment in 2025, partially offset by: (i) development and redevelopment projects placed in service during 2025 and 2026 and (ii) new leasing activity during 2025 and 2026 (including the impact to straight-line rents); and
•an increase in noncontrolling interests’ share in earnings as a result of third-party noncontrolling interest holders’ share of income from Janus Living.
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
•casualty-related losses (recoveries);
•transaction and restructuring-related costs;
•valuation allowances on deferred tax assets; and
•other impairments (recoveries).
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended June 30, 2026, our Same-Store consists of 600 properties representing properties fully operating on or prior to April 1, 2025 and that remained in operation through June 30, 2026. For the six months ended June 30, 2026, our Same-Store consists of 596 properties representing properties fully operating on or prior to January 1, 2025 and that remained in operation through June 30, 2026. See “Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 686 and 702 properties at June 30, 2026 and 2025, respectively.

Outpatient Medical

The following table summarizes results at and for the three months ended June 30, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$296,209	$293,530	$2,679	$310,670	$314,775	$(4,105)
Operating expenses	(97,940)	(93,673)	(4,267)	(103,476)	(102,435)	(1,041)
Healthpeak’s share of unconsolidated joint venture NOI	5,312	4,449	863	5,837	4,488	1,349
Noncontrolling interests’ share of consolidated joint venture NOI	(6,296)	(9,988)	3,692	(6,444)	(7,219)	775
NOI	197,285	194,318	2,967	206,587	209,609	(3,022)
Adjustments to NOI(2)	(8,162)	(9,866)	1,704	(8,582)	(10,746)	2,164
Adjusted NOI	$189,123	$184,452	$4,671	198,005	198,863	(858)
Less: Non-SS Adjusted NOI				(8,882)	(14,411)	5,529
SS Adjusted NOI				$189,123	$184,452	$4,671
Adjusted NOI % change			2.5%
Property count(3)	484	484		501	527
End of period occupancy(4)	91.9%	92.4%		91.5%	92.0%
Average occupancy(4)	91.9%	92.5%		90.2%	92.1%
Average occupied square feet	31,380	31,652		32,414	33,275
Average annual rent per occupied square foot(5)	$39	$37		$39	$38
Average annual base rent per occupied square foot(6)	$29	$28		$29	$29
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
(3)From our second quarter 2025 presentation of Same-Store, we added: (i) three stabilized acquisitions and (ii) two developments placed in service, and we removed: (i) 27 buildings that were sold, (ii) four buildings that were placed into redevelopment, and (iii) one asset that was classified as held for sale. Additionally, six assets were contributed to a joint venture and are reported at share.
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
Total Portfolio Adjusted NOI decreased primarily as a result of the following Non-Same-Store impacts, partially offset by the aforementioned increases to Same-Store:
•decreased Adjusted NOI from our 2025 and 2026 dispositions; partially offset by
•increased occupancy in former development properties that have been placed into service.

The following table summarizes results at and for the six months ended June 30, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$598,202	$585,827	$12,375	$628,887	$629,232	$(345)
Operating expenses	(197,438)	(187,298)	(10,140)	(209,740)	(204,706)	(5,034)
Healthpeak’s share of unconsolidated joint venture NOI	9,474	8,669	805	10,425	8,753	1,672
Noncontrolling interests’ share of consolidated joint venture NOI	(16,818)	(20,212)	3,394	(14,139)	(14,413)	274
NOI	393,420	386,986	6,434	415,433	418,866	(3,433)
Adjustments to NOI(2)	(18,039)	(20,706)	2,667	(19,051)	(22,660)	3,609
Adjusted NOI	$375,381	$366,280	$9,101	396,382	396,206	176
Less: Non-SS Adjusted NOI				(21,001)	(29,926)	8,925
SS Adjusted NOI				$375,381	$366,280	$9,101
Adjusted NOI % change			2.5%
Property count(3)	481	481		501	527
End of period occupancy(4)	91.9%	92.4%		91.5%	92.0%
Average occupancy(4)	91.9%	92.6%		90.2%	92.1%
Average occupied square feet	31,315	31,622		32,495	33,296
Average annual rent per occupied square foot(5)	$38	$37		$39	$38
Average annual base rent per occupied square foot(6)	$29	$28		$29	$29
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
(3)From our second quarter 2025 presentation of Same-Store, we added: (i) two stabilized developments placed in service, and we removed: (i) 27 buildings that were sold, (ii) four buildings that were placed into redevelopment, and (iii) one asset that was classified as held for sale. Additionally, six assets were contributed to a joint venture and are reported at share.
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
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned increases to Same-Store, which were partially offset by decreased Adjusted NOI from our 2025 and 2026 dispositions.

Lab

The following table summarizes results at and for the three months ended June 30, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$160,118	$172,052	$(11,934)	$216,112	$209,205	$6,907
Operating expenses	(46,059)	(45,690)	(369)	(67,521)	(59,401)	(8,120)
Healthpeak’s share of unconsolidated joint venture NOI	2,354	2,343	11	6,010	5,460	550
NOI	116,413	128,705	(12,292)	154,601	155,264	(663)
Adjustments to NOI(2)	(2,230)	(10,686)	8,456	(11,987)	(12,488)	501
Adjusted NOI	$114,183	$118,019	$(3,836)	142,614	142,776	(162)
Less: Non-SS Adjusted NOI				(28,431)	(24,757)	(3,674)
SS Adjusted NOI				$114,183	$118,019	$(3,836)
Adjusted NOI % change			(3.2)%
Property count(3)	101	101		141	139
End of period occupancy(4)	90.3%	94.4%		87.5%	95.5%
Average occupancy(4)	90.5%	95.8%		87.7%	96.3%
Average occupied square feet	7,066	7,459		9,599	9,320
Average annual rent per occupied square foot(5)	$92	$89		$91	$89
Average annual base rent per occupied square foot(6)	$67	$65		$68	$68
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
(3)From our second quarter 2025 presentation of Same-Store, we added: (i) four stabilized redevelopments placed in service, and we removed: (i) four buildings that were sold, (ii) two buildings that were placed into redevelopment, and (iii) one asset that experienced a significant tenant relocation.
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
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned decreases to Same-Store, which were partially offset by increased Adjusted NOI from acquisitions in 2025.

The following table summarizes results at and for the six months ended June 30, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$322,657	$347,936	$(25,279)	$428,924	$426,798	$2,126
Operating expenses	(93,280)	(90,534)	(2,746)	(136,403)	(117,059)	(19,344)
Healthpeak’s share of unconsolidated joint venture NOI	4,751	4,550	201	12,247	6,594	5,653
Noncontrolling interests’ share of consolidated joint venture NOI	—	—	—	(54)	—	(54)
NOI	234,128	261,952	(27,824)	304,714	316,333	(11,619)
Adjustments to NOI(2)	(7,619)	(23,478)	15,859	(21,081)	(27,325)	6,244
Adjusted NOI	$226,509	$238,474	$(11,965)	283,633	289,008	(5,375)
Less: Non-SS Adjusted NOI				(57,124)	(50,534)	(6,590)
SS Adjusted NOI				$226,509	$238,474	$(11,965)
Adjusted NOI % change			(5.0)%
Property count(3)	100	100		141	139
End of period occupancy(4)	90.2%	94.3%		87.5%	95.5%
Average occupancy(4)	90.3%	96.6%		88.0%	97.0%
Average occupied square feet	7,063	7,519		9,545	9,384
Average annual rent per occupied square foot(5)	$92	$89		$91	$88
Average annual base rent per occupied square foot(6)	$67	$65		$68	$68
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
(3)From our second quarter 2025 presentation of Same-Store, we added: (i) three stabilized redevelopments placed in service, and we removed: (i) four buildings that were sold, (ii) two buildings that were placed into redevelopment, and (iii) one asset that experienced a significant tenant relocation.
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
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned decreases to Same-Store, which were partially offset by increased Adjusted NOI from acquisitions in 2025.

Senior Housing

The following table summarizes results at and for the three months ended June 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store			Total Portfolio
	Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$161,303	$148,855	$12,448	$216,456	$148,855	$67,601
Operating expenses	(117,643)	(111,393)	(6,250)	(158,786)	(111,449)	(47,337)
Healthpeak’s share of unconsolidated joint venture NOI	—	—	—	—	6,020	(6,020)
Noncontrolling interests’ share of consolidated NOI(1)	(11,539)	(9,901)	(1,638)	(11,819)	—	(11,819)
NOI	32,121	27,561	4,560	45,851	43,426	2,425
Adjustments to NOI(2)	—	(621)	621	—	(881)	881
Adjusted NOI	$32,121	$26,940	$5,181	45,851	42,545	3,306
Plus (less): Non-SS adjustments				(13,730)	(15,605)	1,875
SS Adjusted NOI				$32,121	$26,940	$5,181
Adjusted NOI % change			19.2%
Property count(3)	15	15		41	34
Average occupancy(4)	88.6%	86.0%		85.5%	85.0%
Average occupied units(5)	6,260	6,074		9,004	7,533
RevPOR per month(6)	$8,589	$8,169		$7,484	$7,583
___________________________________
(1)Subsequent to the closing of the Janus Living IPO and Janus Living June Follow-On Offering, public investors in Janus Living represent the 26.4% noncontrolling interests’ share of the senior housing reportable segment. To enhance comparability, Same-Store NOI has been adjusted to reflect the noncontrolling interests’ share of consolidated NOI for all periods presented.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. For the senior housing reportable segment, refer also to “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to net income (loss).
(3)From our second quarter 2025 presentation of Same-Store, no properties were added or removed.
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
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, food, utilities, repairs and maintenance, operator management fees, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased Adjusted NOI from the SWF JV Buyout; and
•increased Adjusted NOI from other senior housing communities acquired during 2026.

The following table summarizes results at and for the six months ended June 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store			Total Portfolio
	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$321,622	$297,782	$23,840	$416,801	$297,782	$119,019
Operating expenses	(233,949)	(221,635)	(12,314)	(303,384)	(221,708)	(81,676)
Healthpeak’s share of unconsolidated joint venture NOI	—	—	—	748	12,155	(11,407)
Noncontrolling interests’ share of consolidated NOI(1)	(23,172)	(20,126)	(3,046)	(12,888)	—	(12,888)
NOI	64,501	56,021	8,480	101,277	88,229	13,048
Adjustments to NOI(2)	—	(621)	621	—	(876)	876
Adjusted NOI	$64,501	$55,400	$9,101	101,277	87,353	13,924
Plus (less): Non-SS adjustments				(36,776)	(31,953)	(4,823)
SS Adjusted NOI				$64,501	$55,400	$9,101
Adjusted NOI % change			16.4%
Property count(3)	15	15		41	34
Average occupancy(4)	88.5%	86.1%		86.0%	85.1%
Average occupied units(5)	6,257	6,080		8,672	7,534
RevPOR per month(6)	$8,566	$8,163		$7,566	$7,582
___________________________________
(1)Subsequent to the closing of the Janus Living IPO and Janus Living June Follow-On Offering, public investors in Janus Living represent the 26.4% noncontrolling interests’ share of the senior housing reportable segment. To enhance comparability, Same-Store NOI has been adjusted to reflect the noncontrolling interests’ share of consolidated NOI for all periods presented.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. For the senior housing reportable segment, refer also to “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to net income (loss).
(3)From our second quarter 2025 presentation of Same-Store, no properties were added or removed.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Represents average occupied units as reported by the operators for the six-month period.
(6)Represents revenues (including our share of revenues from unconsolidated joint ventures) per average occupied unit for the applicable period divided by a factor of six. Excludes newly developed assets, assets sold, acquired or converted to a new operating structure during the relevant period, assets in redevelopment, assets that are held for sale, and assets that experienced a casualty event that significantly impacted operations.
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, food, utilities, repairs and maintenance, operator management fees, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased Adjusted NOI from the SWF JV Buyout; and
•increased Adjusted NOI from other senior housing communities acquired during 2026.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Interest income and other	$21,769	$15,806	$5,963	$35,940	$31,627	$4,313
Depreciation and amortization	283,390	265,916	17,474	573,124	534,462	38,662
Interest expense	92,280	75,063	17,217	179,572	147,756	31,816
General and administrative	22,517	20,764	1,753	47,108	46,882	226
Transaction costs	9,172	10,215	(1,043)	33,321	15,749	17,572
Impairments and loan loss reserves (recoveries), net	(1,479)	3,499	(4,978)	(3,754)	(63)	(3,691)
Gain (loss) on sales of real estate, net	9,988	1,636	8,352	60,657	1,636	59,021
Gain (loss) on debt extinguishments	—	—	—	(403)	—	(403)
Other income (expense), net	16,766	(4,692)	21,458	156,545	(10,818)	167,363
Income tax benefit (expense)	1,402	(2,382)	3,784	1,148	(4,462)	5,610
Equity income (loss) from unconsolidated joint ventures	2,509	1,747	762	6,774	(400)	7,174
Noncontrolling interests’ share in earnings	(10,423)	(7,346)	(3,077)	(16,446)	(14,582)	(1,864)
Interest income and other
Interest income and other increased for the three and six months ended June 30, 2026 primarily as a result of: (i) the accelerated recognition of a mark-to-market discount resulting from a partial principal repayment on loans receivable and (ii) secured loans funded in 2025 and 2026, partially offset by principal repayments on loans receivable in 2025 and 2026.
Depreciation and amortization
Depreciation and amortization expense increased for the three and six months ended June 30, 2026 primarily as a result of: (i) acquisitions of real estate in 2025 and 2026, including the SWF JV Buyout, and (ii) development and redevelopment projects placed in service during 2025 and 2026, partially offset by: (i) dispositions of real estate in 2025 and 2026 and (ii) assets placed into development and redevelopment in 2025 and 2026.
Interest expense
Interest expense increased for the three and six months ended June 30, 2026 primarily as a result of: (i) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, and (ii) higher borrowings under the commercial paper program, partially offset by: (i) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025 and (ii) the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026. Interest expense further increased for the six months ended June 30, 2026 as a result of the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, partially offset by the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025.
General and administrative
General and administrative expenses increased for the three and six months ended June 30, 2026 primarily as a result of: (i) lower stock-based compensation expense due to forfeitures recognized during the three and six months ended June 30, 2025 and (ii) incremental stand-alone public company general and administrative expenses for Janus Living.
Transaction costs
Transaction costs decreased for the three months ended June 30, 2026 primarily as a result of costs incurred in 2025 related to investments we are no longer pursuing, partially offset by: (i) costs incurred for the Janus Living IPO and (ii) senior housing operator transition costs. Transaction costs increased for the six months ended June 30, 2026 primarily as a result of: (i) costs incurred for the Janus Living IPO and (ii) senior housing operator transition costs.

Impairments and loan loss reserves (recoveries), net
Loan loss recoveries increased for the three and six months ended June 30, 2026 as a result of an increase in loan loss recoveries under the current expected credit losses model, which is primarily due to: (i) macroeconomic conditions and (ii) recoveries related to loans repaid during 2025 and 2026, partially offset by new and extended secured loans executed in 2025 and 2026.
Gain (loss) on sales of real estate, net
Gain on sales of real estate, net increased during the three and six months ended June 30, 2026 as a result of the gain on sales of: (i) four lab buildings, (ii) two outpatient medical buildings, and (iii) nine suites within an outpatient medical building, which were sold during the three months ended March 31, 2026, and the gain on sales of: (i) two outpatient medical buildings and (ii) one senior housing community, which were sold during the three months ended June 30, 2026, as compared to (i) no dispositions of real estate during the three months ended March 31, 2025 and (ii) the gain on sale of one outpatient medical land parcel, which was sold during the three months ended June 30, 2025. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Gain (loss) on debt extinguishments
Loss on debt extinguishment increased for the six months ended June 30, 2026 as a result of the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026, with original maturities of December 2026.
Other income (expense), net
Other income increased for the three and six months ended June 30, 2026 as a result of: (i) interest earned on proceeds from the Janus Living IPO and the Janus Living June Follow-On Offering and (ii) casualty-related recoveries, and (iii) casualty-related losses associated with Hurricane Milton during the three and six months ended June 30, 2025. Other income further increased for the six months ended June 30, 2026 primarily as a result of: (i) a $92 million gain upon change of control related to the sale of an 80% interest in six outpatient medical buildings to a third-party in March 2026 and (ii) a $46 million gain upon change of control related to the SWF JV Buyout in January 2026.
Income tax benefit (expense)
Income tax benefit increased for the three months ended June 30, 2026 primarily as a result of the tax benefit incurred in connection with the disposition of a senior housing community in June 2026. Income tax benefit further increased for the six months ended June 30, 2026 primarily as a result of the tax benefit from the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the Janus Living IPO.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the three and six months ended June 30, 2026 primarily as a result of: (i) the preferred return on the HQ Point Preferred Equity Investment and (ii) increased income from certain lab JVs, partially offset by decreased income from the SWF SH JV, which we consolidated in January 2026 after the SWF JV Buyout.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings increased for the three and six months ended June 30, 2026 primarily as a result of third-party noncontrolling interest holders’ share of income from Janus Living.
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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Changes in general market and economic conditions as well as credit ratings impact our ability to access capital and directly impact our cost of capital. Our 2029 Term Loan, our 2027 Term Loans, our 2028 Term Loan, our 2031 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that depends on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. The Janus Living Revolving Facility and the Janus Living 2031 Term Loan accrue interest at SOFR plus a margin, and the Janus Living Revolving Facility is subject to a facility fee, in each case based on Janus Living’s leverage ratio. As of August 3, 2026, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global.
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
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt increased by $184 million to $10.0 billion at June 30, 2026, when compared to our cash requirements at December 31, 2025, primarily as a result of a $417 million increase in notes outstanding under our commercial paper program, partially offset by the (i) $102 million full principal repayment of mortgage debt secured by two senior housing communities in January 2026 and (ii) $142 million full repayment of mortgage debt secured by 13 outpatient medical buildings in June 2026. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $50 million to $172 million at June 30, 2026, when compared to December 31, 2025, primarily as a result of construction spend on projects in development and redevelopment, partially offset by commitments on projects placed into redevelopment during the period.
Construction loan commitments. Our material cash requirements to provide additional principal on loans for redevelopment and capital expenditure projects decreased by $29 million to $70 million at June 30, 2026, when compared to December 31, 2025. This decrease was the result of additional fundings on existing commitments for construction loans during the six months ended June 30, 2026. See Note 6 to the Consolidated Financial Statements for additional information.
Other investment commitments. As of June 30, 2026, we had venture capital investments, certain of which have an aggregate remaining funding commitment of $13 million, which is expected to be funded over the next six years.
Minimum Liquid Reserve (“MLR”). The MLR required by state licensing authorities increased by $1 million to $96 million at June 30, 2026, when compared to the MLR required at December 31, 2025. This net change reflects an increase of $25 million to $68 million in the restricted cash requirement, partially offset by a decrease of $24 million to $28 million in the promissory note requirement. See Note 10 to the Consolidated Financial Statements for additional information about our MLR requirements.

Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests decreased by $132 million to $28 million at June 30, 2026, when compared to December 31, 2025. The decrease was primarily the result of our acquisition of the remaining 50% interest in the Gateway Crossing joint venture for $132 million, terminating the Put Option of the noncontrolling interest holder. Additionally, the values of redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date. As of June 30, 2026, the estimated redemption value of the redeemable noncontrolling interests that have met the conditions for redemption is $14 million. The estimated redemption value of the redeemable noncontrolling interests that will meet the conditions for redemption upon completion of the related development projects is $14 million. See Note 11 to the Consolidated Financial Statements for additional information.
Distribution and dividend requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Internal Revenue Code of 1986, as amended (the “Code”), relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. We paid monthly common stock cash dividends of $0.10167 per share during the three months ended June 30, 2026. Our future common stock cash dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
Off-balance sheet arrangements. We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Four of these joint ventures have aggregate mortgage debt of $915 million, of which our share is $212 million. Our risk of loss is limited to our investment in the applicable joint venture. Additionally, as of June 30, 2026, we had 15 outstanding letter of credit obligations totaling $14 million.
Except as described above, there have been no other material changes, outside of the ordinary course of business, during the six months ended June 30, 2026 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$621,981	$642,914	$(20,933)
Net cash provided by (used in) investing activities	(505,976)	(440,973)	(65,003)
Net cash provided by (used in) financing activities	1,064,978	(222,967)	1,287,945
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities decreased $21 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily as a result of: (i) an increase in transaction costs as a result of the Janus Living IPO, (ii) an increase in cash paid for interest, (iii) a decrease in Adjusted NOI from dispositions of real estate in 2025 and 2026, and (iv) a decrease in Adjusted NOI from buildings undergoing development and redevelopment in 2025 and 2026. The decrease in net cash provided by operating activities was partially offset by: (i) an increase in Adjusted NOI from acquisitions of real estate in 2025 and 2026, (ii) developments and redevelopments placed in service during 2025 and 2026, (iii) annual rent increases, and (iv) new leasing and renewal activity.

Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, loans receivable, developments, and redevelopments of real estate, net of proceeds received from sales of real estate and repayments on loans receivable. Our net cash used in investing activities increased $65 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily as a result of an increase in cash used for real estate asset acquisitions, including the SWF JV Buyout. The increase in net cash used in investing activities was partially offset by: (i) an increase in net repayments on loans receivable in 2026, (ii) an increase in proceeds from the BX I JV and II transaction, (iii) an increase in proceeds from sales of real estate, (iv) a decrease in cash used for investments in unconsolidated joint ventures, (v) an increase in proceeds received from insurance recoveries, and (vi) a decrease in cash used for development, redevelopment, and capital expenditures on our real estate.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, and dividends paid to common shareholders. Our net cash provided by financing activities increased $1.3 billion for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily as a result of the following: (i) proceeds from the Janus Living IPO and Janus Living June Follow-On Offering, net of underwriting fees, and (ii) a decrease in repayments of senior unsecured notes. The increase in net cash provided by financing activities was partially offset by: (i) a decrease in proceeds received from the issuance of senior unsecured notes, (ii) an increase in repayments of mortgage debt, (iii) lower net borrowings under the commercial paper program, (iv) redemptions of noncontrolling interests in 2026, and (v) higher repurchases of common stock under our share repurchase program.
Debt
In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026. In March 2026, concurrent with the closing of Janus Living IPO, we executed the $400 million 2031 Term Loan, which was undrawn as of June 30, 2026. Also in March 2026, concurrent with the closing of the Janus Living IPO, Janus Living entered into a credit agreement that provides for a $500 million revolving credit facility and a $100 million term loan facility, both of which were undrawn as of June 30, 2026. In June 2026, we made a $142 million full repayment of mortgage debt secured by 13 outpatient medical buildings upon maturity.
In July 2026, we repaid $650 million aggregate principal amount of 3.25% senior unsecured notes with an effective interest rate of 3.40% at maturity.
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 84% and 90% of our consolidated debt was fixed rate debt as of June 30, 2026 and 2025, respectively. At June 30, 2026, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.17% and 4.24%, respectively. At June 30, 2025, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.15% and 4.90%, respectively. As of June 30, 2026, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, and (iii) the $400 million 2028 Term Loan. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
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
Equity
At June 30, 2026, we had 689 million shares of common stock outstanding, equity totaled $9 billion, and our equity securities had a market value of $15.1 billion.
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
During the three and six months ended June 30, 2026, we did not issue any shares of our common stock under any ATM program.
At June 30, 2026, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Public Investors of Janus Living, Inc. In connection with the Janus Living IPO in March 2026, 48,300,000 shares of Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. In connection with the Janus Living June Follow-On Offering, an additional 28,750,000 shares of Janus Living’s Class A-1 common stock were issued to public investors. The Janus Living June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters. As of June 30, 2026, these public investors represent an 26.4% interest in Janus Living, a consolidated subsidiary of Healthpeak.
Healthpeak OP. During the six months ended June 30, 2026, certain of our employees (“Healthpeak OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“Healthpeak OP Units”). When certain conditions are met, the Healthpeak OP Unitholders have the right to require redemption of part or all of their Healthpeak OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the Healthpeak OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to Healthpeak OP Unitholders who choose to redeem their Healthpeak OP Units rather than using cash. As of June 30, 2026, there were approximately 6 million Healthpeak OP Units outstanding, and 492 thousand had met the criteria for redemption.
Janus Living OP. During the three months ended March 31, 2026, in connection with the Janus Living IPO, certain of our employees (“Janus Living OP Unitholders”) were issued approximately 392 thousand non-managing member units in Janus Living OP, the operating subsidiary of Janus Living, Inc. (“Janus Living OP Units”), all of which were profits interests in Janus Living OP. The per unit redemption amount is equal to either one share of Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Janus Living’s Class A-1 common stock at the time of redemption. We classify the Janus Living OP Units in permanent equity because Janus Living may elect, in its sole discretion, to issue shares of Janus Living’s Class A-1 common stock to Janus Living OP Unitholders who choose to redeem their Janus Living OP Units rather than using cash. As of June 30, 2026, none of the Janus Living OP Units met the criteria for redemption.
DownREITs. At June 30, 2026, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock. At June 30, 2026, the outstanding DownREIT units were convertible into approximately 13 million shares of our common stock.

Share Repurchase Program
On July 24, 2024, our Board of Directors approved a new share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace our previous program. Under the 2024 Share Repurchase Program, we could acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program could be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. During the three and six months ended June 30, 2026, we repurchased 5.95 million shares of our common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million. At June 30, 2026, $306 million of our common stock remained available for repurchase under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program expired in July 2026.
On July 30, 2026, our Board of Directors approved a new share repurchase program (the “2026 Share Repurchase Program”) to supersede and replace the 2024 Share Repurchase Program. Upon adoption of the 2026 Share Repurchase Program, no further share repurchases may be made pursuant to the 2024 Share Repurchase Program. Under the 2026 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), in an amount up to an aggregate purchase price of $500 million. Purchases of common stock under the 2026 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2026 Share Repurchase Program may be suspended or terminated at any time without prior notice. No shares have been repurchased under the 2026 Share Repurchase Program.
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

Non-GAAP Financial Measures Reconciliations
The following is a reconciliation from net income (loss) applicable to common shares, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Nareit FFO and FFO as Adjusted applicable to common shares (in thousands). For a reconciliation of Same-Store to total portfolio NOI and Adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) applicable to common shares	$52,668	$31,558	$246,152	$73,922
Real estate related depreciation and amortization	283,390	265,916	573,124	534,462
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	7,644	12,530	14,856	24,730
Noncontrolling interests’ share of real estate related depreciation and amortization	(15,421)	(4,426)	(20,123)	(8,879)
Loss (gain) on sales of depreciable real estate, net	(9,988)	(1,636)	(60,657)	(1,636)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	1,793	—	1,793	—
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	973	—	973	—
Loss (gain) upon change of control, net(1)	(226)	—	(138,343)	—
Taxes associated with real estate dispositions	(1,863)	(335)	(1,805)	(335)
Nareit FFO applicable to common shares	318,970	303,607	615,970	622,264
Distributions on dilutive convertible units and other	4,384	4,560	8,930	9,183
Diluted Nareit FFO applicable to common shares	$323,354	$308,167	$624,900	$631,447

Impact of adjustments to Nareit FFO:
Transaction, merger, and restructuring-related costs(2)	$7,734	$10,215	$28,302	$15,749
Other impairments (recoveries) and other losses (gains), net(3)	(1,479)	3,499	(3,754)	179
Loss (gain) on debt extinguishments	—	—	302	—
Casualty-related charges (recoveries), net(4)	(4,191)	3,919	(4,381)	8,145
Recognition (reversal) of valuation allowance on deferred tax assets(5)	—	—	(3,058)	—
Total adjustments	$2,064	$17,633	$17,411	$24,073

FFO as Adjusted applicable to common shares	$321,034	$321,240	$633,381	$646,337
Distributions on dilutive convertible units and other	4,382	4,545	8,916	9,161
Diluted FFO as Adjusted applicable to common shares	$325,416	$325,785	$642,297	$655,498

Other operating data:
Amortization of deferred financing costs and debt discounts (premiums)	$8,900	$7,875	$17,264	$15,727
Non-refundable entrance fee sales in excess of (less than) the related GAAP amortization	12,866	19,042	20,621	23,739
Stock-based compensation amortization expense	4,351	1,738	8,853	6,365
Deferred income taxes	48	2,597	3,101	5,168
AFFO capital expenditures	(42,105)	(25,729)	(66,061)	(48,864)
Straight-line rents	(12,183)	(5,401)	(23,088)	(16,554)
Amortization of above (below) market lease intangibles, net	(6,308)	(10,085)	(12,905)	(20,296)
Other items(6)	(3,055)	(1,069)	(5,662)	381
Refer to footnotes on the next page.

_______________________________________
(1)The six months ended June 30, 2026 includes a gain upon change of control related to (i) the acquisition of the remaining 46.5% interest in the SWF SH JV which held 19 senior housing properties and (ii) the disposition of an 80% interest in six outpatient medical buildings to a third-party. These gains upon change of control are included in other income (expense), net in the Consolidated Statements of Operations.
(2)The three and six months ended June 30, 2026 includes costs incurred related to the Janus Living IPO and investment pursuit costs. The three and six months ended June 30, 2025 includes costs related to the merger with Physicians Realty Trust, which are primarily comprised of severance, legal, accounting, tax, information technology, and other costs of combining operations with Physicians Realty Trust that were incurred during the period. The three and six months ended June 30, 2025 also included $6 million of costs incurred related to investments we are no longer pursuing.
(3)The three and six months ended June 30, 2026 and 2025 includes reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(4)Casualty-related charges (recoveries), net are recognized in other income (expense), net, equity income (loss) from unconsolidated joint ventures, and noncontrolling interests’ share in earnings in the Consolidated Statements of Operations.
(5)The six months ended June 30, 2026 includes the income tax impact related to the change in tax status of certain entities in connection with the Janus Living IPO.
(6)Primarily includes: (i) amortization of deferred revenue, (ii) noncontrolling interests’ share of senior housing entrance fees in excess of (less than) the related GAAP amortization, and (iii) our proportionate share of AFFO capital expenditures and straight-line rents from unconsolidated joint ventures. AFFO Capital Expenditures include costs incurred in our operating portfolio required to maintain the properties in current market condition and generally are recurring in nature.
For a reconciliation of Adjusted NOI for our outpatient medical and lab reportable segments to net income (loss) before income taxes and equity income from unconsolidated joint ventures, see Note 13 to the Consolidated Financial Statements. The following table reconciles net income (loss) of our senior housing reportable segment to Adjusted NOI for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$14,858	$(2,461)	$42,732	$(7,400)
Depreciation and amortization	56,473	31,191	107,871	63,990
General and administrative	1,334	2,382	4,292	5,514
General and administrative - related party management fee	2,472	—	2,800	—
Interest expense	350	949	701	1,897
Transaction costs	4,278	—	22,788	—
Loss (gain) on sales of real estate, net	(3,884)	—	(3,884)	—
Loss (gain) upon change of control, net(1)	—	—	(46,270)	—
Loss (gain) on debt extinguishments	—	—	403	—
Other expense (income), net	(16,465)	4,747	(17,281)	11,332
Income tax expense (benefit)	(1,746)	1,607	(624)	3,201
Equity loss (income) from unconsolidated joint venture	—	(1,009)	(111)	(2,460)
Healthpeak’s share of unconsolidated joint venture NOI	—	6,020	748	12,155
Noncontrolling interests’ share of consolidated joint venture NOI	(11,819)	—	(12,888)	—
NOI - senior housing	$45,851	$43,426	$101,277	$88,229
Adjustments to NOI	—	(881)	—	(876)
Adjusted NOI - senior housing	$45,851	$42,545	$101,277	$87,353
_______________________________________
(1)Recognized in other income (expense), net, in the Consolidated Statements of Operations.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the six months ended June 30, 2026, we included a new critical accounting estimate as described below:
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At June 30, 2026, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $29 million.
At June 30, 2026, our exposure to interest rate risk was primarily on our variable rate debt. At June 30, 2026, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, and (iii) the $400 million 2028 Term Loan. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At June 30, 2026, both the fair value and carrying value of the interest rate swap assets were $14 million.
Our remaining variable rate debt at June 30, 2026 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2026, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $236 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $216 million. Additionally, at June 30, 2026, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by up to $4 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at June 30, 2026, our annual interest expense would increase by approximately $16 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)
None.
(c)
The following table sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended June 30, 2026.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2026	5,948,030	$16.81	5,948,030	$305,831,754
May 1-31, 2026	—	—	—	305,831,754
June 1-30, 2026	—	—	—	305,831,754
	5,948,030	$16.81	5,948,030	$305,831,754
_____________________________
(1)On July 24, 2024, our Board of Directors approved the 2024 Share Repurchase Program under which we could acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program could be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. During the three and six months ended June 30, 2026, we repurchased 5.95 million shares of our common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million. At June 30, 2026, $306 million of our common stock remained available for repurchase under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program expired in July 2026. On July 30, 2026, our Board of Directors approved a new share repurchase program (the “2026 Share Repurchase Program”) to supersede and replace the 2024 Share Repurchase Program. Upon adoption of the 2026 Share Repurchase Program, no further share repurchases may be made pursuant to the 2024 Share Repurchase Program. Under the 2026 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), in an amount up to an aggregate purchase price of $500 million. Purchases of common stock under the 2026 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2026 Share Repurchase Program may be suspended or terminated at any time without prior notice. No shares have been repurchased under the 2026 Share Repurchase Program.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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

Date: August 5, 2026	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ KELVIN O. MOSES
Kelvin O. Moses
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)