Form 10-Q
period 2026-09-30
HEALTHPEAK PROPERTIES, INC.
filed 2026-11-03
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 30, 2026, there were 689,543,752 shares of the registrant’s $1.00 par value common stock outstanding.

HEALTHPEAK PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Healthpeak Properties, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate:
Buildings and improvements	$18,744,157	$16,593,535
Development costs and construction in progress	1,026,355	1,010,657
Land and improvements	3,426,289	3,007,346
Accumulated depreciation	(4,708,201)	(4,512,443)
Net real estate	18,488,600	16,099,095
Loans receivable, net of reserves of $8,036 and $11,345	284,203	606,020
Investments in unconsolidated joint ventures	466,114	802,601
Accounts receivable, net of allowance of $3,994 and $2,018	75,944	78,327
Cash and cash equivalents	514,310	467,457
Restricted cash	91,512	70,245
Intangible assets	917,700	654,516
Assets held for sale	48,042	80,621
Right-of-use asset	393,382	412,198
Deferred tax assets	121,663	111,248
Goodwill	68,529	68,529
Other assets	941,976	885,161
Total assets	$22,411,975	$20,336,018

LIABILITIES AND EQUITY
Bank line of credit and commercial paper	$1,489,500	$1,078,850
Term loans	1,646,725	1,647,113
Senior unsecured notes	6,142,101	6,772,722
Mortgage debt	104,019	349,209
Intangible liabilities	146,688	173,697
Liabilities related to assets held for sale	1,035	11,900
Lease liability	288,386	296,260
Accounts payable, accrued liabilities, and other liabilities	749,010	718,509
Deferred revenue	1,039,166	985,307
Total liabilities	11,606,630	12,033,567

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	27,431	159,581

Common stock, $1.00 par value: 1,500,000,000 shares authorized; 689,535,670 and 695,036,731 shares issued and outstanding	689,536	695,037
Additional paid-in capital	13,470,684	12,767,914
Cumulative dividends in excess of earnings	(6,322,342)	(5,952,920)
Accumulated other comprehensive income (loss)	28,058	(9,937)
Total stockholders’ equity	7,865,936	7,500,094
Public investors of Janus Living, Inc.	1,270,543	—
Joint venture partners	1,283,529	295,455
Non-managing member unitholders	357,906	347,321
Total noncontrolling interests	2,911,978	642,776
Total equity	10,777,914	8,142,870
Total liabilities and equity	$22,411,975	$20,336,018
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental and related revenues	$545,390	$539,886	$1,617,180	$1,607,714
Resident fees and services	268,300	150,458	685,101	448,240
Interest income and other	7,202	15,529	43,142	47,156
Total revenues	820,892	705,873	2,345,423	2,103,110
Costs and expenses:
Operating	379,391	291,922	1,036,375	841,246
Depreciation and amortization	298,923	262,317	872,047	796,779
Interest expense	83,899	76,784	263,471	224,540
General and administrative	23,589	19,907	70,697	66,789
Transaction costs	9,738	2,420	43,059	18,169
Impairments and loan loss reserves (recoveries), net	(210)	(54)	(3,964)	(117)
Total costs and expenses	795,330	653,296	2,281,685	1,947,406
Other income (expense):
Gain (loss) on sales of real estate, net	—	11,500	60,657	13,136
Gain (loss) on debt extinguishments	—	—	(403)	—
Other income (expense), net	8,670	1,160	165,215	(9,658)
Total other income (expense), net	8,670	12,660	225,469	3,478
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures	34,232	65,237	289,207	159,182
Income tax benefit (expense)	(1,287)	1,206	(139)	(3,256)
Equity income (loss) from unconsolidated joint ventures	3,742	(176,291)	10,516	(176,691)
Net income (loss)	36,687	(109,848)	299,584	(20,765)
Noncontrolling interests’ share in earnings	(19,424)	(7,274)	(35,870)	(21,856)
Net income (loss) attributable to Healthpeak Properties, Inc.	17,263	(117,122)	263,714	(42,621)
Participating securities’ share in earnings	(145)	(134)	(444)	(714)
Net income (loss) applicable to common shares	$17,118	$(117,256)	$263,270	$(43,335)

Earnings per common share:
Basic	$0.02	$(0.17)	$0.38	$(0.06)
Diluted	$0.02	$(0.17)	$0.38	$(0.06)
Weighted average shares outstanding:
Basic	689,509	694,930	691,498	696,380
Diluted	689,509	694,930	691,781	696,380
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$36,687	$(109,848)	$299,584	$(20,765)
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	17,450	(3,027)	37,774	(37,005)
Change in Supplemental Executive Retirement Plan obligation and other	74	71	221	212
Total other comprehensive income (loss)	17,524	(2,956)	37,995	(36,793)
Total comprehensive income (loss)	54,211	(112,804)	337,579	(57,558)
Total comprehensive (income) loss attributable to noncontrolling interests	(19,424)	(7,274)	(35,870)	(21,856)
Total comprehensive income (loss) attributable to Healthpeak Properties, Inc.	$34,787	$(120,078)	$301,709	$(79,414)
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(In thousands, except per share data)
(Unaudited)
For the three months ended September 30, 2026:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2026	689,465	$689,465	$13,273,880	$(6,129,129)	$10,534	$7,844,750	$1,625,995	$9,470,745	$27,695
Net income (loss)	—	—	—	17,263	—	17,263	19,501	36,764	(77)
Other comprehensive income (loss)	—	—	—	—	17,524	17,524	—	17,524	—
Issuance of common stock, net	29	29	219	—	—	248	—	248	—
Conversion of non-managing member units to common stock	46	46	1,432	—	—	1,478	(1,478)	—	—
Repurchase of common stock	(4)	(4)	(101)	—	—	(105)	—	(105)	—
Stock-based compensation	—	—	1,706	—	—	1,706	4,100	5,806	—
Common dividends ($0.305 per share)	—	—	—	(210,476)	—	(210,476)	—	(210,476)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(50,224)	(50,224)	(187)
Issuance of noncontrolling interests	—	—	—	—	—	—	1,507,632	1,507,632	—
Reallocation of noncontrolling interests	—	—	193,548	—	—	193,548	(193,548)	—	—
September 30, 2026	689,536	$689,536	$13,470,684	$(6,322,342)	$28,058	$7,865,936	$2,911,978	$10,777,914	$27,431
For the three months ended September 30, 2025:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
July 1, 2025	694,916	$694,916	$12,763,723	$(5,525,520)	$(5,019)	$7,928,100	$638,737	$8,566,837	$20,104
Net income (loss)	—	—	—	(117,122)	—	(117,122)	7,381	(109,741)	(107)
Other comprehensive income (loss)	—	—	—	—	(2,956)	(2,956)	—	(2,956)	—
Issuance of common stock, net	24	24	359	—	—	383	—	383	—
Conversion of non-managing member units to common stock	7	7	191	—	—	198	(198)	—	—
Repurchase of common stock	(1)	(1)	(16)	—	—	(17)	—	(17)	—
Stock-based compensation	—	—	1,636	—	—	1,636	3,800	5,436	—
Common dividends ($0.305 per share)	—	—	—	(212,124)	—	(212,124)	—	(212,124)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,500)	(9,500)	(165)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	7,154
Adjustments to redeemable noncontrolling interests	—	—	(823)	—	—	(823)	—	(823)	823
September 30, 2025	694,946	$694,946	$12,765,070	$(5,854,766)	$(7,975)	$7,597,275	$640,220	$8,237,495	$27,809

For the nine months ended September 30, 2026:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2026	695,037	$695,037	$12,767,914	$(5,952,920)	$(9,937)	$7,500,094	$642,776	$8,142,870	$159,581
Net income (loss)	—	—	—	263,714	—	263,714	36,283	299,997	(413)
Other comprehensive income (loss)	—	—	—	—	37,995	37,995	—	37,995	—
Issuance of common stock, net	419	419	972	—	—	1,391	—	1,391	—
Conversion of non-managing member units to common stock	117	117	3,142	—	—	3,259	(3,259)	—	—
Repurchase of common stock	(6,037)	(6,037)	(95,629)	—	—	(101,666)	—	(101,666)	—
Stock-based compensation	—	—	5,701	—	—	5,701	16,380	22,081	—
Common dividends ($0.915 per share)	—	—	—	(633,136)	—	(633,136)	—	(633,136)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(82,050)	(82,050)	(529)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	760
Redemption of noncontrolling interest	—	—	—	—	—	—	—	—	(131,968)
Issuance of noncontrolling interests	—	—	—	—	—	—	3,090,432	3,090,432	—
Reallocation of noncontrolling interests	—	—	788,584	—	—	788,584	(788,584)	—	—
September 30, 2026	689,536	$689,536	$13,470,684	$(6,322,342)	$28,058	$7,865,936	$2,911,978	$10,777,914	$27,431
For the nine months ended September 30, 2025:

	Common Stock		Additional Paid-In Capital	Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount
January 1, 2025	699,485	$699,485	$12,847,252	$(5,174,279)	$28,818	$8,401,276	$653,738	$9,055,014	$2,610
Net income (loss)	—	—	—	(42,621)	—	(42,621)	22,145	(20,476)	(289)
Other comprehensive income (loss)	—	—	—	—	(36,793)	(36,793)	—	(36,793)	—
Issuance of common stock, net	521	521	415	—	—	936	—	936	—
Conversion of non-managing member units to common stock	171	171	3,967	—	—	4,138	(4,138)	—	—
Repurchase of common stock	(5,231)	(5,231)	(91,827)	—	—	(97,058)	—	(97,058)	—
Stock-based compensation	—	—	4,958	—	—	4,958	9,964	14,922	—
Common dividends ($0.915 per share)	—	—	—	(637,866)	—	(637,866)	—	(637,866)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(28,484)	(28,484)	(336)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	13,124
Adjustments to redeemable noncontrolling interests	—	—	305	—	—	305	(13,005)	(12,700)	12,700
September 30, 2025	694,946	$694,946	$12,765,070	$(5,854,766)	$(7,975)	$7,597,275	$640,220	$8,237,495	$27,809
See accompanying Notes to the Unaudited Consolidated Financial Statements.

Healthpeak Properties, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$299,584	$(20,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of real estate, in-place lease, and other intangibles	872,047	796,779
Stock-based compensation amortization expense	14,170	10,410
Stock-based compensation issued as part of initial public offering of Janus Living, Inc.	4,872	—
Amortization of deferred financing costs and debt discounts (premiums)	25,879	23,708
Straight-line rents	(35,964)	(30,836)
Amortization of above (below) market lease intangibles	(19,466)	(28,402)
Amortization of non-refundable entrance fees	(84,812)	(71,813)
Equity loss (income) from unconsolidated joint ventures	(10,516)	176,691
Distributions of earnings from unconsolidated joint ventures	1,739	16,861
Deferred income tax expense (benefit)	(2,439)	(131)
Impairments and loan loss reserves (recoveries), net	(3,964)	(117)
Loss (gain) on debt extinguishments	403	—
Loss (gain) on sales of real estate, net	(60,657)	(13,136)
Loss (gain) upon change of control, net	(138,343)	—
Casualty-related loss (recoveries), net	(5,950)	9,825
Other non-cash items	(14,680)	(7,826)
Changes in:
Decrease (increase) in accounts receivable and other assets	27,222	9,756
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	(14,204)	(18,087)
Increase (decrease) in deferred revenue	121,519	104,958
Net cash provided by (used in) operating activities	976,440	957,875
Cash flows from investing activities:
Acquisitions of real estate and deposits	(2,307,282)	(43,880)
Joint venture buyout, net	(400,902)	—
Development, redevelopment, and other major improvements of real estate	(444,091)	(547,087)
Leasing costs, tenant improvements, and recurring capital expenditures	(103,678)	(76,125)
Proceeds from sales of real estate, net	146,702	30,839
Proceeds from the BX JV I and II transaction, net	162,801	—
Investments in unconsolidated joint ventures	(3,123)	(76,329)
Distributions in excess of earnings from unconsolidated joint ventures	23,084	22,745
Proceeds from insurance recovery	13,969	12,214
Proceeds from sales/principal repayments on loans receivable and other	403,839	125,927
Investments in loans receivable and other	(70,297)	(77,357)
Net cash provided by (used in) investing activities	(2,578,978)	(629,053)
Cash flows from financing activities:
Borrowings under bank line of credit and commercial paper	21,494,850	9,435,650
Repayments under bank line of credit and commercial paper	(21,084,200)	(9,217,525)
Issuances and borrowings of term loans, senior unsecured notes, and mortgage debt	—	987,260
Repayments and repurchases of term loans, senior unsecured notes, and mortgage debt	(894,775)	(806,492)
Payments for debt extinguishment and deferred financing costs	(8,663)	(2,604)
Issuance of common stock, net of offering costs	796	304
Repurchase of common stock	(101,660)	(97,058)
Dividends paid on common stock	(632,541)	(637,234)
Distributions to and redemption of noncontrolling interests	(195,373)	(28,820)
Proceeds from Janus Living public offerings, net of underwriting fees	2,107,448	—
Proceeds from the Brookfield JV transaction	1,001,793	—
Contributions from and issuance of noncontrolling interests	760	13,124
Noncontrolling interest issuance costs	(17,777)	—
Net cash provided by (used in) financing activities	1,670,658	(353,395)
Net increase (decrease) in cash, cash equivalents, and restricted cash	68,120	(24,573)
Cash, cash equivalents, and restricted cash, beginning of period	537,702	184,305
Cash, cash equivalents, and restricted cash, end of period	$605,822	$159,732
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
On August 12, 2026, an additional 18,400,000 shares of Janus Living’s Class A-1 common stock were issued to public investors following the completion of a public offering (the “Janus Living August Follow-On Offering,” collectively with the Janus Living June Follow-On Offering, the “Janus Living Follow-On Offerings”). The Janus Living August Follow-On Offering generated total gross proceeds of $534 million, which included the exercise in full of the underwriters’ option to purchase additional shares, less $19 million of fees paid to the underwriters.
During the three and nine months ended September 30, 2026, the Company recognized interest on invested cash of $8 million and $19 million, respectively, related to interest earned on proceeds from the Janus Living IPO and Janus Living Follow-On Offerings.
In connection with the Janus Living IPO, through a series of formation transactions, the Company transferred, directly or indirectly, cash plus senior housing real estate communities and certain parcels of land for future development to Janus Living. As a result of these transactions, the Company received 138,816,246 shares of Janus Living’s Class A-1 common stock and 75,917,780 common units in the Janus Living OP, LLC (“Janus Living OP”), Janus Living’s operating subsidiary. In connection with these formation transactions, the Company also purchased shares of Janus Living’s Class A-2 common stock in an amount equivalent to the common units of Janus Living OP that the Company holds following completion of the formation transactions described above, for aggregate consideration of approximately $760 thousand. Janus Living’s Class A-2 common stock are not entitled to receive any dividends or distributions, but were issued to provide Healthpeak with voting rights that correspond to its common units. As of September 30, 2026, Healthpeak’s ownership of the Janus Living Class A-1 and Class A-2 common shares, together with the Company’s ownership of common units of Janus Living OP, provides Healthpeak with voting and economic rights of 69.2% of Janus Living. Janus Living is externally managed by Healthpeak Investment Management, LLC, an indirect subsidiary of the Company, and is consolidated by Healthpeak.

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
The consolidated financial statements include the accounts of Healthpeak Properties, Inc., its wholly owned subsidiaries, joint ventures (“JVs”) that it controls, and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary. Intercompany transactions and balances have been eliminated upon consolidation. All adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations, and cash flows have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any interim period. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”).
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
In connection with the formation transactions related to the Janus Living IPO, the ownership of six senior housing communities was transferred from a taxable REIT subsidiary to a non-taxable entity. This change in tax status resulted in the derecognition of certain deferred tax assets and liabilities. The net impact of this change in tax status resulted in a net tax benefit of $2 million during the nine months ended September 30, 2026.
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
Senior Housing Acquisitions
The following table summarizes senior housing communities acquired during the nine months ended September 30, 2026, excluding the JV Buyout discussed above:

Acquisitions Closed During the Three Months Ended	State	Number of Properties	Purchase Price (in millions)
March 31, 2026
	Georgia	2	$240
	Florida	3	119
	Washington	1	41
June 30, 2026
	Washington	1	53
	Arizona	1	52
September 30, 2026
	Georgia	3	425
	Various(1)	9	398
	Florida	4	190
	Various(2)	8	150
	Florida	1	149
	Various(3)	3	123
	Illinois	1	105
	South Carolina	1	81
	Kentucky	1	50
	Colorado	1	47
	Colorado	1	35
_______________________________________
(1)Includes communities located in Illinois, Indiana, Kentucky, Missouri, Nebraska, and South Carolina.
(2)Includes communities located in New Mexico and Texas.
(3)Includes communities located in Kentucky and Missouri.
The Company completed $432 million of acquisitions subsequent to September 30, 2026, which included seven senior housing communities.
Lab Land Parcel Acquisitions
During the three months ended March 31, 2026, the Company acquired two lab land parcels in Cambridge, Massachusetts for $28 million.

HQ Point Acquisition
In September 2026, the Company paid $105 million to acquire the senior construction loan secured by a two-building lab campus in San Diego, California (“HQ Point”) and subsequently obtained 100% ownership of HQ Point (the “HQ Point Buyout”). Prior to the HQ Point Buyout, the Company held an interest in HQ Point through a preferred equity investment (the “HQ Point Preferred Equity Investment”). As a result of the HQ Point Buyout, during the three months ended September 30, 2026, the Company began consolidating HQ Point and derecognized the HQ Point Preferred Equity Investment. See Note 7 for further information. The fair value of HQ Point was determined using standard valuation methodologies, including market and income approaches, including market comparable data, which are considered to be a Level 3 measurement within the fair value hierarchy.
Westway One Acquisition
Subsequent to September 30, 2026, the Company acquired an outpatient medical building in Houston, Texas for $38 million.
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
Development Activities
The Company’s commitments, which are primarily related to development and redevelopment projects and Company-owned tenant improvements, decreased by $23 million to $199 million at September 30, 2026, when compared to December 31, 2025, primarily as a result of construction spend on projects in development and redevelopment, partially offset by commitments on projects placed into redevelopment during the period.
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
In October 2026, the Company sold two outpatient medical buildings for $31 million.

Brookfield JV
In July 2026, the Company formed a JV with an affiliate of Brookfield Asset Management (“Brookfield”). The Company contributed 86 outpatient medical buildings which are diversified across 11 states. Brookfield purchased a non-controlling 49% equity interest in the JV at a gross valuation of approximately $2.1 billion. Under the terms of the agreement, the Company will maintain day-to-day control and management of the assets and will retain a call right for a finite period beginning after year seven to repurchase Brookfield’s interest at a price sufficient to provide Brookfield with a 6.5% net annual rate of return excluding initial transaction expenses.
The Brookfield JV is a VIE under ASC 810, Consolidation, because the Company exercises full responsibility, discretion, and control over the day-to-day management of the Brookfield JV, and Brookfield does not have substantive participating rights or substantive kick-out rights. The Company consolidates the Brookfield JV as it is the primary beneficiary given it has both (i) the power to direct the activities that most significantly affect its economic performance and (ii) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the Brookfield JV. See Note 15 for further information.
The Brookfield JV transaction was accounted for as an issuance of a noncontrolling interest in a consolidated subsidiary without a loss of control. Brookfield’s initial capital contribution was recognized as a noncontrolling interest within the Consolidated Balance Sheets and the Consolidated Statements of Equity and Redeemable Noncontrolling Interests. Direct and incremental transaction costs are recorded as a reduction of equity offsetting the proceeds raised.
The Company allocates income and loss attributable to the noncontrolling interest taking into account the contractual terms, economic substance, any capital transactions of the Brookfield JV, and Brookfield’s net annual rate of return.
2025 Dispositions of Real Estate
During the three months ended June 30, 2025, the Company sold one outpatient medical land parcel for $4 million, resulting in gain on sale of $3 million.
During the three months ended September 30, 2025, the Company sold two outpatient medical buildings for $27 million, resulting in gain on sales of $12 million.
During the three months ended December 31, 2025, the Company sold (i) seven outpatient medical buildings for $133 million and (ii) a portfolio of 16 outpatient medical buildings for $182 million, resulting in total gain on sales of $57 million.
Held for Sale
As of September 30, 2026, two lab buildings and three outpatient medical buildings were classified as held for sale, with a carrying value of $48 million, primarily comprised of net real estate assets. As of September 30, 2026, liabilities related to the assets held for sale were $1 million, primarily comprised of deferred revenue. Two of these outpatient medical buildings were sold in October 2026. As of December 31, 2025, six lab buildings and two outpatient medical buildings were classified as held for sale, with a carrying value of $81 million, primarily comprised of net real estate assets of $73 million and right-of-use assets of $7 million. As of December 31, 2025, liabilities related to the assets held for sale were $12 million, primarily comprised of lease liabilities of $9 million and deferred revenue of $3 million. Four of these lab buildings were sold during the three months ended March 31, 2026 and one of these outpatient medical buildings was sold during the three months ended June 30, 2026.
Impairments of Real Estate
During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment charges on its consolidated real estate assets.
NOTE 5.  Leases

Lease Income
The following table summarizes the Company’s lease income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed income from operating leases	$389,168	$392,915	$1,163,333	$1,178,305
Variable income from operating leases	156,222	146,971	453,847	429,409

Initial Direct Costs
Initial direct costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the Consolidated Statements of Cash Flows. Initial direct costs include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. Initial direct costs consist of leasing commissions paid to employees and external third party brokers and lease incentives. Initial direct costs are included in other assets in the Consolidated Balance Sheets and amortized in depreciation and amortization in the Consolidated Statements of Operations using the straight-line method over the lease term. At September 30, 2026 and December 31, 2025, the balance of net initial direct costs were $227 million and $225 million, respectively.
Straight-Line Rents
For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility of future minimum lease payments is probable. Recognizing rental income on a straight-line basis results in a difference in the timing of revenue amounts from what is contractually due from tenants. If the Company determines that collectibility of future minimum lease payments is not probable, the accounts receivable and straight-line rent receivable balance is written off and recognized as a decrease in revenue in that period and future revenue recognition is limited to amounts contractually owed and paid. The Company does not resume recognition of income on a straight-line basis unless it determines that collectibility of future payments related to these leases is probable. For the Company’s portfolio of operating leases that are deemed probable of collection but exhibit a certain level of collectibility risk, the Company may also recognize an incremental allowance as a reduction to revenue. At September 30, 2026 and December 31, 2025, straight-line rent receivable, net of allowance, excluding amounts reported in assets held for sale, was $405 million and $373 million, respectively. Straight-line rent receivable is included in other assets in the Consolidated Balance Sheets.
NOTE 6.  Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2026	December 31, 2025
Secured loans(1)	$240,963	$583,460
Mezzanine loans	52,192	47,690
Unamortized discounts and fees	(916)	(13,785)
Reserve for loan losses	(8,036)	(11,345)
Loans receivable, net	$284,203	$606,020
_______________________________________
(1)At September 30, 2026 and December 31, 2025, the Company had $59 million and $99 million, respectively, of remaining commitments to fund additional principal on loans for outpatient medical and lab capital expenditure projects.
Outpatient Medical Seller Financing
In conjunction with the sale of 59 outpatient medical buildings for $674 million in July 2024 and two outpatient medical buildings for $23 million in November 2024, the Company provided the buyer with a mortgage loan secured by the real estate sold for $405 million and $14 million, respectively. The remainder of the sales price was received in cash at the time of sales. The seller financing had an initial maturity date of July 2026 plus two 12-month extension options. The Company also received a $1 million loan origination fee in connection with the loan, which is being recognized in interest income over the remaining term of the loan. In connection with this seller financing, the Company reduced the gain on sales of real estate and recognized a mark-to-market discount of $21 million during the year ended December 31, 2024. This discount is based on the difference between the stated interest rate and the corresponding prevailing market rate as of the transaction date. The discount is recognized as interest income over the term of the discounted loan using the effective interest rate method.
In June 2026, the Company received a $399 million partial principal repayment. In connection with this repayment, the Company accelerated recognition of $9 million of non-cash interest income related to the mark-to-market discount and loan fees. Also in June 2026, the borrower elected the first of its two 12-month extension options, extending the maturity date of the remaining outstanding balance. The interest rate on the seller financing increased from 6.0% for the initial term to 6.5% during the optional extension period. Subsequent to the repayment, as of September 30, 2026, the outstanding principal balance was $20 million and was collateralized by eight outpatient medical buildings.

During the three and nine months ended September 30, 2026, the Company recognized $57 thousand and $12 million, respectively, of non-cash interest income related to the amortization of this mark-to-market discount, which includes the accelerated recognition discussed above for the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recognized $2 million and $5 million, respectively, of non-cash interest income related to the amortization of this mark-to-market discount. As of September 30, 2026 and December 31, 2025, the unamortized mark-to-market discount was $360 thousand and $12 million, respectively.
Loans Receivable Activity
The following is a summary of the Company’s loans receivable activity for the periods presented (in thousands):

	Secured Loans	Mezzanine Loans
Loans receivable as of December 31, 2024	$638,482	$50,314
Add: Advances on and acquisitions of loans receivable	87,648	4,756
Less: Receipts on loans receivable and other reductions(1)	(142,670)	(7,380)
Loans receivable as of December 31, 2025	583,460	47,690
Add: Advances on and acquisitions of loans receivable	56,502	9,342
Less: Receipts on loans receivable and other reductions	(398,999)	(4,840)
Loans receivable as of September 30, 2026	$240,963	$52,192
_______________________________________
(1)Includes the following: (i) the full early repayment in August 2025 of the $58 million outstanding balance of seller financing provided to the buyer of a portfolio of Senior Housing Operating Property (“SHOP”) facilities in January 2021 and (ii) the full repayment upon maturity in January 2025 of the $48 million outstanding balance of seller financing provided to the buyer of another SHOP portfolio in January 2021. Both of these loans receivable were secured by the buyer’s equity ownership in the properties.
In October 2026, the Company entered into a $20 million mezzanine loan commitment used to finance outpatient medical acquisitions, of which $5 million was funded at closing. The loan matures in 2031 and has a fixed interest rate of 10.0% for the first four years which increases to 10.5% thereafter.
Loans Receivable Internal Ratings
In connection with the Company’s quarterly review process or upon the occurrence of a significant event, loans receivable are reviewed and assigned an internal rating of Performing, Watch List, or Workout. Loans receivable that are deemed Performing meet material contractual obligations, and collection and timing, of all amounts owed is reasonably assured. Watch List loans receivable are defined as loans receivable that do not meet the definition of Performing or Workout. Workout loans receivable are defined as loans receivable in which the Company has determined, based on current information and events, that: (i) it is probable it will be unable to collect all amounts due according to the contractual terms of the agreement, (ii) the borrower is delinquent on making payments under the contractual terms of the agreement, and (iii) the Company has commenced action or anticipates pursuing action in the near term to seek recovery of its investment.

The following table summarizes, by year of origination, the Company’s internal ratings for loans receivable, net of unamortized discounts, fees, and reserves for loan losses, as of September 30, 2026 (in thousands):

Investment Type	Year of Origination(1)						Total
	2026	2025	2024	2023	2022	Prior
Secured loans
Risk rating:
Performing loans	$10,540	$67,324	$80,605	$42,756	$34,319	$—	$235,544
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total secured loans	$10,540	$67,324	$80,605	$42,756	$34,319	$—	$235,544
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
Mezzanine loans
Risk rating:
Performing loans	$8,953	$4,290	$14,413	$—	$4,096	$16,907	$48,659
Watch list loans	—	—	—	—	—	—	—
Workout loans	—	—	—	—	—	—	—
Total mezzanine loans	$8,953	$4,290	$14,413	$—	$4,096	$16,907	$48,659
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—
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

The following table summarizes the Company’s reserve for loan losses (in thousands):

	September 30, 2026			December 31, 2025
	Secured Loans	Mezzanine Loans	Total	Secured Loans	Mezzanine Loans	Total
Reserve for loan losses, beginning of period	$4,750	$6,595	$11,345	$5,574	$4,925	$10,499
Provision for expected loan losses on funded loans receivable	83	(3,228)	(3,145)	908	2,215	3,123
Expected loan losses (recoveries) related to loans sold or repaid in full	—	(164)	(164)	(1,732)	(545)	(2,277)
Reserve for loan losses, end of period	$4,833	$3,203	$8,036	$4,750	$6,595	$11,345
Additionally, at September 30, 2026 and December 31, 2025, a liability of $0.5 million and $1.1 million, respectively, related to expected credit losses for unfunded loan commitments was included in accounts payable, accrued liabilities, and other liabilities.
The change in the reserve for expected loan losses during the nine months ended September 30, 2026 is primarily due to (i) changes in operating performance and fair values of the underlying collateral of the Company’s loans receivable and (ii) recoveries related to loan repayments during the nine months ended September 30, 2026, partially offset by reserves recognized on a new and extended secured loan executed during the nine months ended September 30, 2026.
NOTE 7.  Investments in Unconsolidated Joint Ventures

The Company owns interests in the following entities that are accounted for under the equity method (dollars in thousands):

				Carrying Amount
				September 30,	December 31,
Entity(1)	Segment	Property Count(2)	Ownership %(2)	2026	2025
South San Francisco JVs(3)	Lab	7	70	$285,388	$285,387
Callan Ridge JV	Lab	2	35	73,456	74,369
BX JV I and II(4)	Outpatient medical	6	20	42,955	—
Lab JV	Lab	1	49	30,546	31,406
PMAK JV(2)	Outpatient medical	59	12	14,828	21,711
Needham Land Parcel JV(2)	Lab	—	38	13,960	12,453
Outpatient Medical JV(5)	Outpatient medical	1	67	3,801	7,177
Davis JV	Outpatient medical	23	46	1,180	3,530
SWF SH JV(6)	Senior housing	—	—	—	312,709
HQ Point Preferred Equity Investment(7)	Other	—	—	—	53,859
				$466,114	$802,601
_______________________________________
(1)These entities are not consolidated because the Company does not control, through voting rights or other means, the JVs.
(2)Property counts and ownership percentages are as of September 30, 2026. Land held for development and the properties underlying the PMAK JV are excluded from the Company’s total property count.
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
(5)As of September 30, 2026, includes one unconsolidated outpatient medical JV, Suburban Properties, LLC, in which the Company holds a 67% ownership percentage. As of December 31, 2025, included two unconsolidated outpatient medical JVs in which the Company held an ownership percentage as follows: (i) Ventures IV (20%) and (ii) Suburban Properties, LLC (67%). These joint ventures were aggregated herein due to similarity of the investments and operations. During the nine months ended September 30, 2026, the outpatient medical building in the Ventures IV JV was sold, resulting in a $2 million loss on sale recognized within equity income (loss) from unconsolidated joint ventures.
(6)As of December 31, 2025, the Company held a 53.5% ownership interest in the SWF SH JV that was comprised of 19 senior housing communities prior to the SWF SH JV Buyout, as described below.
(7)As of December 31, 2025, the Company held the HQ Point Preferred Equity Investment, a preferred equity investment in two property lab campus in San Diego, California, prior to the HQ Point Buyout, as described below.

SWF SH JV Buyout
As of December 31, 2025, the Company held a 53.5% ownership interest in the SWF SH JV. In January 2026, the Company acquired its JV partner’s 46.5% interest for $312 million, resulting in consolidation of the 19 senior housing communities (see Note 3).
Blackstone (“BX”) JV I and II
In March 2026, the Company sold an 80% interest in six outpatient medical buildings to a third party for net proceeds of $163 million and formed two JVs. Following the transaction, the Company does not control the JVs through its voting rights, resulting in the Company deconsolidating the assets, recognizing its retained 20% investment in the JVs at fair value, and accounting for its investment using the equity method. The fair value of the Company’s retained investment at the time of the transaction was based on a market approach, utilizing an agreed-upon contractual sales price, which is considered to be a Level 3 measurement within the fair value hierarchy. During the nine months ended September 30, 2026, the Company recognized a gain upon change of control of $92 million, which is recognized within other income (expense), net in the Consolidated Statements of Operations.
HQ Point Preferred Equity Investment
In February 2025, the Company made a preferred equity investment in a joint venture that holds a lab campus under development in San Diego, California. This investment is entitled to a preferred return, and the Company committed to fund up to a total investment of $50 million, all of which had been funded as of December 31, 2025.
In September 2026, the Company paid $105 million to acquire the senior construction loan secured by the campus and subsequently obtained 100% ownership of HQ Point, resulting in consolidation of the two lab buildings (see Note 3).
Other-Than-Temporary Impairments
The Company reviews its investments in unconsolidated joint ventures for indicators of impairment on a quarterly basis and records an impairment charge when a decline in the fair value below the carrying value has been determined to be other-than-temporary. During the three months ended September 30, 2025, indicators of impairment were identified related to the cumulative impact of depressed biotechnology capital raising, lower market rents, increased capitalization rates, and oversupply affecting the life science industry. These conditions were a shift since the time of formation of the South San Francisco JVs, a period marked by historically low interest rates coupled with market rents and valuations at or near industry highs when the JV partner acquired its 30% interest. As the South San Francisco JVs at the time included completed and in-process redevelopment properties, these economic conditions resulted in an increase to the timeframe required to reach stabilized occupancy and changes to management’s estimates of market rents upon completion of redevelopment activities. Additionally, there was a shift in development plans of the Needham Land Parcel JV from a life science development to a mixed-use project, resulting in an extended timeline and delayed project commencement.
These circumstances contributed to a sustained decrease in the value of these investments. During the three months ended September 30, 2025, the Company determined that the length of time and extent of the decline in fair values below carrying values represented other-than-temporary impairments. Accordingly, during the three months ended September 30, 2025, the Company recorded impairment charges of $169 million related to its investments in the South San Francisco JVs and $7 million related to its investment in the Needham Land Parcel JV, net of a $2 million income tax benefit. These impairment charges were recognized in equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations. The discounted cash flow models utilized to determine the impairment charges were considered Level 3 measurements within the fair value hierarchy. These discounted cash flow models utilized the following key assumptions: (i) forecasted occupancy and market rents, (ii) a terminal capitalization rate of 6.50%, (iii) discount rates ranging from 7.50% to 8.75%, with a weighted average of 7.95% (weighted by each property’s relative fair value), (iv) expected capital expenditures, and (v) specific to Needham Land Parcel JV, land values based on a comparable sales approach.

NOTE 8.  Intangibles

Intangible assets primarily consist of lease-up intangibles and above market lease intangibles. The following table summarizes the Company’s intangible lease assets (dollars in thousands):

Intangible lease assets	September 30, 2026	December 31, 2025
Gross intangible lease assets(1)	$1,478,559	$1,377,039
Accumulated depreciation and amortization(2)	(560,859)	(722,523)
Intangible assets	$917,700	$654,516

Weighted average remaining amortization period in years	4	5
_______________________________________
(1)As of September 30, 2026 and December 31, 2025, includes $1.44 billion and $1.33 billion, respectively, of gross lease-up intangibles and $38 million and $43 million, respectively, of gross above market lease intangibles.
(2)As of September 30, 2026 and December 31, 2025, includes $543 million and $705 million, respectively, of accumulated depreciation and amortization on lease-up intangibles and $18 million and $17 million, respectively, of accumulated depreciation and amortization on above market lease intangibles.
Intangible liabilities consist of below market lease intangibles. The following table summarizes the Company’s intangible lease liabilities (dollars in thousands):

Intangible lease liabilities	September 30, 2026	December 31, 2025
Gross intangible lease liabilities	$277,873	$316,197
Accumulated depreciation and amortization	(131,185)	(142,500)
Intangible liabilities	$146,688	$173,697

Weighted average remaining amortization period in years	9	9
During the nine months ended September 30, 2026, in conjunction with the Company’s acquisitions of real estate, the Company acquired $497 million of intangible assets with a weighted average amortization period at acquisition of three years. Other activity during the nine months ended September 30, 2026 includes the write-off of fully depreciated assets.
During the year ended December 31, 2025, in conjunction with the Company’s acquisitions of real estate, the Company acquired $137 million of intangible assets with a weighted average amortization period at acquisition of seven years and $31 million of intangible liabilities with a weighted average amortization period at acquisition of eight years.
Goodwill
At September 30, 2026 and December 31, 2025, goodwill was allocated to the Company’s segment assets as follows (in thousands):

Segment	September 30, 2026	December 31, 2025
Outpatient medical	$64,680	$64,680
Senior housing	3,849	3,849
	$68,529	$68,529
NOTE 9.  Debt

Healthpeak OP, the Company’s consolidated operating subsidiary, is the borrower under, and the Company, DOC DR Holdco, and DOC DR OP Sub are the guarantors of, the Revolving Facility, 2027 Term Loans, 2029 Term Loan, 2030 Term Loan, 2031 Term Loan, Commercial Paper Program (each as defined below), and senior unsecured notes issued by the Company. DOC DR OP Sub is the borrower under, and the Company, Healthpeak OP, and DOC DR Holdco are guarantors of, the 2028 Term Loan (as defined below) and certain senior unsecured notes assumed by the Company. Guarantees of senior unsecured notes are full and unconditional and applicable to existing and future senior unsecured notes.

Janus Living Credit Facilities
Concurrent with the completion of the Janus Living IPO, Janus Living entered into a credit agreement that provided for a $500 million revolving credit facility (as amended, the “Janus Living Revolving Credit Facility”) and a $100 million delayed draw term loan facility (the “Janus Living Delayed Draw Term Loan” and, together with the Janus Living Revolving Credit Facility, the “Janus Living Credit Facilities”). The Janus Living Revolving Credit Facility matures in March 2030 with two six-month extension periods available, subject to certain conditions. Borrowings under the Janus Living Revolving Credit Facility bear interest at SOFR plus 105 basis points, based on Janus Living’s current leverage-based pricing grid. Janus Living may utilize the Janus Living Revolving Credit Facility to fund acquisitions and other commitments. In September 2026, Janus Living amended and restated the Janus Living Credit Facilities to increase the Janus Living Revolving Credit Facility commitment to $1.25 billion. The amended and restated Janus Living Credit Facilities also includes an accordion feature that permits the Company to increase the revolving commitments and/or add incremental term loans in an aggregate amount of $500 million, subject to customary requirements, such as obtaining additional lender commitments (the “Janus Living Term Loans”). The amended and restated Janus Living Credit Facilities also terminated the $100 million Janus Living Delayed Draw Term Loan, prior to Janus Living drawing on the Delayed Draw Term Loan. Inclusive of the $500 million accordion option, these changes increased the aggregate amount under the Janus Living Credit Facilities to $1.75 billion. Janus Living pays a facility fee on the entire revolving commitment that is based on its current leverage-based pricing grid, which was 0.15% as of September 30, 2026. As of September 30, 2026, total unamortized debt issuance costs for the Janus Living Credit Facilities were $6 million, which are recognized in other assets on the Consolidated Balance Sheets. As of September 30, 2026, no principal had been drawn on the Janus Living Credit Facilities.
The Janus Living Credit Facilities are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement, provide for the following limitations or other requirements on Janus Living: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage Ratio of 1.5 times; (v) require a minimum Consolidated Tangible Net Worth of at least the sum of (x) $2.04 billion as of the end of any fiscal quarter plus (y) an amount equal to 75% of the net proceeds received from any equity offerings after the original closing date of the Credit Facilities; and (vi) require a minimum Unsecured Interest Coverage Ratio of 1.75 times. The Company believes Janus Living was in compliance with each of these covenants at September 30, 2026.
Bank Line of Credit and Term Loans
Revolving Facility
As of September 30, 2026, the Company’s unsecured revolving line of credit facility had aggregate commitments of $3.0 billion and matures on January 19, 2029, which may be further extended pursuant to two six-month extension options, subject to certain customary conditions (the “Revolving Facility”). Borrowings under the Revolving Facility accrue interest at the applicable interest rate benchmark, SOFR, plus a margin that is based on the credit ratings of the Company’s senior unsecured long-term debt. In October 2025, the Company executed an amendment to the Revolving Facility to, among other immaterial changes, remove a 10 basis point adjustment related to SOFR transition from the determination of the margin. The Company also pays a facility fee on the entire revolving commitment that is based on its credit ratings. Based on the Company’s credit ratings at September 30, 2026, the margin on the Revolving Facility was 0.78% and the facility fee was 0.15%. The Revolving Facility includes a feature that allows the Company to increase the borrowing capacity by an aggregate amount of up to $750 million, subject to securing additional commitments. At each of September 30, 2026 and December 31, 2025, the Company had no balance outstanding under the Revolving Facility.
Term Loan Agreement
The Company previously entered into a term loan agreement (as amended or modified, the “Term Loan Agreement”) that provided a maximum incremental borrowing capacity of $1.5 billion. As of September 30, 2026, the Company had borrowed (i) $500 million principal balance (the “2027 Term Loans”), of which $250 million matures on February 22, 2027 with one option to extend for a one-year period subject to certain customary conditions and $250 million matures on August 22, 2027 with no option to extend, and (ii) an aggregate principal amount of $750 million that matures in March 2029 (the “2029 Term Loan”).
In October 2025, the Company executed an amendment to the Term Loan Agreement to remove a 10 basis point adjustment related to SOFR transition from the determination of the margin.

In March 2026, concurrent with the closing of the Janus Living IPO, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the applicable lenders provided their consent to the Janus Living IPO and the other transactions consummated in connection therewith, (ii) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $1.5 billion to $2.0 billion, and (iii) the Company obtained senior unsecured delayed draw term loan commitments in an aggregate principal amount of $400 million (the “2031 Term Loan”). The 2031 Term Loan is available to be drawn through December 2026 and matures in March 2031. As of September 30, 2026, the Company had no balance outstanding under the 2031 Term Loan.
As of September 30, 2026, the unused borrowing capacity under the Term Loan Agreement was $750 million. At each of September 30, 2026 and December 31, 2025, the Company had $1.25 billion of loans outstanding under the Term Loan Agreement.
In October 2026, the Company executed an amendment to the Term Loan Agreement pursuant to which (i) the maximum incremental borrowing capacity under the Term Loan Agreement was increased from $2.0 billion to $2.75 billion and (ii) the Company obtained senior unsecured delayed draw term loan commitments in an aggregate principal amount of $500 million (the “2030 Term Loan”). The 2030 Term Loan is available to be drawn through July 2027 and has a stated maturity of four years. As of November 3, 2026, no amount has been drawn under the 2030 Term Loan.
Loans outstanding under the 2027 Term Loans accrue interest at Term SOFR plus a margin that is based on the credit ratings of the Company’s senior unsecured long-term debt. The 2027 Term Loans also include a sustainability-linked pricing component whereby the applicable margin under the 2027 Term Loans may be reduced by 0.01% based on the Company’s achievement of specified sustainability-linked metrics. Based on the Company’s credit ratings as of September 30, 2026, and inclusive of achievement of a sustainability-linked metric, the margin on the 2027 Term Loans was 0.84%.
The Company has two forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The 2027 Term Loans associated with these interest rate swap instruments are reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of September 30, 2026, the 2027 Term Loans had a blended fixed effective interest rate of 3.65%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
Loans outstanding under the 2029 Term Loan accrue interest at Daily SOFR plus a margin that is based on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of September 30, 2026, the margin on the 2029 Term Loan was 0.85%.
The Company has forward-starting interest rate swap instruments that are designated as cash flow hedges (see Note 17). The 2029 Term Loan associated with these interest rate swaps is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on the Company’s credit ratings as of September 30, 2026, the 2029 Term Loan had a blended fixed effective interest rate of 4.56%, inclusive of the impact of these interest rate swap instruments and amortization of the related debt issuance costs.
Loans outstanding under the 2031 Term Loan accrue interest at Daily SOFR plus a margin that is based on the credit ratings of the Company’s senior unsecured long-term debt. Based on the Company’s credit ratings as of September 30, 2026, the margin on the 2031 Term Loan was 0.80%.
Loans outstanding under the 2030 Term Loan accrue interest at Daily SOFR plus a margin that is based on the credit ratings of the Company’s senior unsecured long-term debt.
As of September 30, 2026, the Company also had assumed senior unsecured term loans in an aggregate principal amount of $400 million (the “2028 Term Loan”) that mature in May 2028. Loans outstanding under the 2028 Term Loan bear interest at an annual rate equal to (i) the applicable margin, plus (ii) Daily SOFR. In October 2025, the Company executed an amendment to the 2028 Term Loan to remove a 10 basis point adjustment related to SOFR transition from the determination of the margin. The applicable margin under the 2028 Term Loan ranges from 0.85% to 1.65% for Daily SOFR loans and is based on the Company’s and Healthpeak OP’s credit ratings. Based on the Company’s and Healthpeak OP’s credit ratings as of September 30, 2026, the margin on the 2028 Term Loan was 0.90%.
The Company has three interest rate swap instruments that are designated as cash flow hedges. The 2028 Term Loan associated with these interest rate swap instruments is reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instruments. Based on DOC DR OP Sub’s credit ratings as of September 30, 2026, the 2028 Term Loan had a blended fixed effective interest rate of 4.35%, inclusive of the impact of these interest rate swap instruments and amortization of the related premium. See also Note 17 for additional information related to these interest rate swap instruments.

The Revolving Facility, 2027 Term Loans, 2028 Term Loan, 2029 Term Loan, 2030 Term Loan, and 2031 Term Loan are subject to certain financial restrictions and other customary requirements, including financial covenants and cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the applicable agreement: (i) limit the ratio of Enterprise Total Indebtedness to Enterprise Gross Asset Value to 60%; (ii) limit the ratio of Enterprise Secured Debt to Enterprise Gross Asset Value to 40%; (iii) limit the ratio of Enterprise Unsecured Debt to Enterprise Unencumbered Asset Value to 60%; (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times; and (v) require a minimum Consolidated Tangible Net Worth of $7.7 billion. The Company believes it was in compliance with each of these covenants at September 30, 2026.
Commercial Paper Program
The Company has an unsecured commercial paper program (the “Commercial Paper Program”). Under the terms of the Commercial Paper Program, the Company may issue, from time to time, short-term unsecured notes with varying maturities. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. At each of September 30, 2026 and December 31, 2025, the maximum aggregate face or principal amount that could be outstanding at any one time was $2.0 billion. Amounts borrowed under the Commercial Paper Program will be sold on terms that are customary for the U.S. commercial paper market and will be at least equal in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The Company uses its Revolving Facility as a liquidity backstop for the repayment of short-term unsecured notes issued under the Commercial Paper Program. During the three months ended September 30, 2026 and 2025, the Company recognized $3 million and $2 million, respectively, of interest expense related to fees and amortization of debt issuance costs in connection with its Commercial Paper Program and Revolving Facility. During the nine months ended September 30, 2026 and 2025, the Company recognized $8 million and $7 million, respectively, of interest expense related to fees and amortization of debt issuance costs in connection with its Commercial Paper Program and Revolving Facility. At September 30, 2026, the Company had $1.5 billion notes outstanding under the Commercial Paper Program, with original maturities of approximately 22 days and a weighted average interest rate of 4.17%. At December 31, 2025, the Company had $1.1 billion of notes outstanding under the Commercial Paper Program, with original maturities of approximately 39 days and a weighted average interest rate of 4.02%.
Senior Unsecured Notes
At September 30, 2026 and December 31, 2025, the Company had senior unsecured notes outstanding with an aggregate principal balance of $6.3 billion and $6.9 billion, respectively. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions, and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2026.
During the three and nine months ended September 30, 2026, there were no issuances of senior unsecured notes.
The following table summarizes the Company’s senior unsecured note repayments during the three and nine months ended September 30, 2026 (dollars in thousands):

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
Mortgage Debt
At September 30, 2026 and December 31, 2025, the Company had $104 million and $349 million, respectively, in aggregate principal of mortgage debt outstanding. At September 30, 2026, this mortgage debt was secured by five outpatient medical buildings, with an aggregate carrying value of $202 million. At December 31, 2025, this mortgage debt was secured by 18 outpatient medical buildings and two senior housing communities, with an aggregate carrying value of $747 million.
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
During the three months ended September 30, 2026 and 2025, the Company made aggregate principal repayments of mortgage debt of $223 thousand and $1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company made aggregate principal repayments of mortgage debt of $245 million and $6 million, respectively.
Included in the aggregate principal payments of mortgage debt for the nine months ended September 30, 2026 was a $102 million early full principal repayment in January 2026 of mortgage debt secured by two senior housing communities with original maturities in December 2026. In connection with this repayment, the Company paid $1 million of accrued interest and prepayment penalties and recognized a $400 thousand loss on debt extinguishment.
Also included in the aggregate principal payments of mortgage debt for the nine months ended September 30, 2026 was a $142 million full principal repayment of mortgage debt secured by 13 outpatient medical buildings upon maturity in June 2026. The Company had two interest rate swap instruments that were designated as cash flow hedges on this mortgage debt which matured in May 2026 (see Note 17). During the year ended December 31, 2025, the variable rate mortgage debt associated with these interest rate swap instruments was reported as fixed rate debt due to the Company having effectively established a fixed interest rate for the underlying debt instrument.
Included in the aggregate principal payments of mortgage debt for the nine months ended September 30, 2025 was a $4 million full principal repayment of mortgage debt secured by one outpatient medical building that matured in March 2025.

Debt Maturities
The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2026 (dollars in thousands):

				Senior Unsecured Notes(3)		Mortgage Debt(4)
Year	Bank Line of Credit(1)	Commercial Paper(1)(2)	Term Loans	Amount	Interest Rate(5)	Amount	Interest Rate(5)	Total
2026	$—	$—	$—	$—	—%	$100,225	5.76%	$100,225
2027	—	—	500,000	850,000	3.23%	842	4.57%	1,350,842
2028	—	—	400,000	850,000	3.53%	2,775	3.53%	1,252,775
2029	—	1,489,500	750,000	650,000	3.65%	—	—%	2,889,500
2030	—	—	—	750,000	3.14%	—	—%	750,000
Thereafter	—	—	—	3,150,000	5.08%	—	—%	3,150,000
	—	1,489,500	1,650,000	6,250,000		103,842		9,493,342
Premiums, (discounts), and debt issuance costs, net	—	—	(3,275)	(107,899)		177		(110,997)
	$—	$1,489,500	$1,646,725	$6,142,101		$104,019		$9,382,345
_______________________________________
(1)As of September 30, 2026, total unamortized debt issuance costs for the Revolving Facility and Commercial Paper Program were $11 million and total unamortized debt issuance costs for the Janus Living Credit Facilities were $6 million, which are recognized in other assets on the Consolidated Balance Sheets.
(2)Commercial Paper Program borrowings are backstopped by the availability under the Revolving Facility. As such, the Company calculates the weighted average remaining term of its Commercial Paper Program borrowings using the maturity date of the Revolving Facility.
(3)Effective interest rates on the senior unsecured notes range from 1.54% to 6.87% with a weighted average effective interest rate of 4.24% and a weighted average maturity of approximately four years.
(4)Effective interest rates on the mortgage debt range from 3.53% to 6.37% with a weighted average effective interest rate of 5.69% and a weighted average maturity of approximately three months.
(5)Represents the weighted-average effective interest rate as of the end of the applicable period, including amortization of debt premiums (discounts) and debt issuance costs.
Additionally, as of September 30, 2026, the Company had 14 outstanding letter of credit obligations totaling $3 million.
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
DownREITs and Other Partnerships
In connection with the formation of certain limited liability companies (“DownREITs”), members may contribute appreciated real estate to a DownREIT in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code (“make-whole payments”). These make-whole payments include a tax gross-up provision. As of September 30, 2026, the Company had indemnification agreements on a total of 28 properties within its DownREITs.

Minimum Liquid Reserve (“MLR”)
For the Company’s life plan communities, which are a form of senior housing that offer a full continuum of care and operate under an entrance fee model, state licensing authorities require the Company to maintain MLR balances in escrow accounts based upon certain financial calculations. This requirement mitigates the risk of a community failure, whereby the Company would be obligated to repay the balance of entrance fees to its residents. The reserve balance required by these state licensing authorities at September 30, 2026 was $93 million, which was met through $63 million of restricted cash held in escrow and $30 million of promissory notes. These promissory notes are issued between the Company and certain of its operating subsidiaries, which represents intercompany activity that is eliminated in the Consolidated Financial Statements.
NOTE 11.  Equity and Redeemable Noncontrolling Interests

Dividends
On October 1, 2026, the Company’s Board of Directors declared a monthly common stock cash dividend of $0.10167 per share for each of October, November, and December 2026, payable on October 30, 2026, November 25, 2026, and December 30, 2026, respectively, to stockholders of record as of the close of business on October 19, 2026, November 13, 2026, and December 18, 2026, respectively.
During each of the three months ended September 30, 2026 and 2025, the Company declared and paid common stock cash dividends of $0.305 per share. During each of the nine months ended September 30, 2026 and 2025, the Company declared and paid common stock cash dividends of $0.915 per share.
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
At September 30, 2026, $1.5 billion of the Company’s common stock remained available for sale under the ATM Program.
ATM Forward Contracts
During each of the three and nine months ended September 30, 2026 and 2025, the Company did not utilize the forward provisions under the ATM Program.
ATM Direct Issuances
During each of the three and nine months ended September 30, 2026 and 2025, there were no direct issuances of shares of common stock under the ATM Program.

Share Repurchase Programs
On July 24, 2024, the Company’s Board of Directors approved a share repurchase program (the “2024 Share Repurchase Program”) to supersede and replace the Company’s previous share repurchase program. Under the 2024 Share Repurchase Program, the Company could acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), up to an aggregate purchase price of $500 million. Purchases of common stock under the 2024 Share Repurchase Program could be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. During the nine months ended September 30, 2025, the Company repurchased 5.09 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $18.50 per share for a total of $94 million. During the nine months ended September 30, 2026, the Company repurchased 5.95 million shares of its common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million. The 2024 Share Repurchase Program expired in July 2026.
On July 30, 2026, the Company’s Board of Directors approved a new share repurchase program (the “2026 Share Repurchase Program”) to supersede and replace the 2024 Share Repurchase Program. Upon adoption of the 2026 Share Repurchase Program, no further share repurchases may be made pursuant to the 2024 Share Repurchase Program. Under the 2026 Share Repurchase Program, the Company may acquire shares of its common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act, or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), in an amount up to an aggregate purchase price of $500 million. Purchases of common stock under the 2026 Share Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2026 Share Repurchase Program may be suspended or terminated at any time without prior notice. During the three and nine months ended September 30, 2026, no shares were repurchased under the 2026 Share Repurchase Program. As of September 30, 2026, $500 million of the Company’s common stock remained available for repurchase under the 2026 Share Repurchase Program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the Company’s accumulated other comprehensive income (loss) (in thousands):

	September 30, 2026	December 31, 2025
Unrealized gains (losses) on derivatives, net	$29,664	$(8,110)
Supplemental Executive Retirement Plan minimum liability	(1,606)	(1,827)
Total accumulated other comprehensive income (loss)	$28,058	$(9,937)
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

During the three months ended March 31, 2026, the Company acquired the remaining 50% interest of the Gateway Crossing JV for $132 million, terminating the Put Option of the noncontrolling interest holder. As of September 30, 2026, (i) the estimated redemption value of the redeemable noncontrolling interests with currently exercisable Put Options was $14 million and (ii) the estimated redemption value of the redeemable noncontrolling interests that will become exercisable upon completion of the related development projects was $14 million.
Janus Living - Public Investors
In connection with the Janus Living IPO in March 2026, 48,300,000 shares of Janus Living’s Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. During the nine months ended September 30, 2026, a portion of these proceeds were utilized to fund certain other offering and transaction-related costs (see Note 20).
On June 4, 2026, an additional 25,000,000 shares of Janus Living’s Class A-1 common stock were issued to public investors following the completion of the Janus Living June Follow-On Offering. As part of the Janus Living June Follow-On Offering, Janus Living granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of Janus Living’s Class A-1 common stock, which was exercised in full on June 22, 2026. The Janus Living June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters. In conjunction with the Janus Living June Follow-On Offering, $1 million of offering costs were incurred and recognized within total noncontrolling interests on the Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the nine months ended September 30, 2026.
On August 12, 2026, an additional 18,400,000 shares of Janus Living’s Class A-1 common stock were issued to public investors following the completion of the Janus Living August Follow-On Offering. The Janus Living August Follow-On Offering generated total gross proceeds of $534 million, which included the exercise in full of the underwriters’ option to purchase additional shares, less $19 million of fees paid to the underwriters. In conjunction with the Janus Living August Follow-On Offering, $2 million of offering costs were incurred and recognized within total noncontrolling interests on the Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the three months ended September 30, 2026.
As of September 30, 2026, Janus Living public investors represent a 30.8% interest in Janus Living, a consolidated subsidiary of Healthpeak, which is calculated by dividing the number of Janus Living's Class A-1 common stock held by public investors by the total outstanding number of shares of Janus Living’s Class A-1 common stock and common units in Janus Living. The Janus Living IPO and Janus Living Follow-On Offerings resulted in an allocation between equity and noncontrolling interests on the Consolidated Statements of Equity and Redeemable Noncontrolling Interests to reflect the change in total net assets and capital structure of the Company.
Healthpeak OP
During each of the nine months ended September 30, 2026 and 2025, certain employees of the Company (“OP Unitholders”) were issued approximately 2 million non-managing member units in Healthpeak OP (“Healthpeak OP Units”), all of which were profits interests in Healthpeak OP. When certain conditions are met, the OP Unitholders have the right to require redemption of part or all of their Healthpeak OP Units for cash or shares of the Company’s common stock, at the Company’s option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of the Company’s common stock or cash equal to the fair value of a share of common stock at the time of redemption. The Company classifies the Healthpeak OP Units in permanent equity because it may elect, in its sole discretion, to issue shares of its common stock to OP Unitholders who choose to redeem their Healthpeak OP Units rather than using cash. As of September 30, 2026, there were approximately 6 million Healthpeak OP Units outstanding and 509 thousand had met the criteria for redemption. As of September 30, 2026, the value of the Healthpeak OP Units that had met the criteria for redemption based on the closing stock price on September 30, 2026 was $10 million. As of December 31, 2025, there were approximately 4 million Healthpeak OP Units outstanding and 275 thousand had met the criteria for redemption. As of December 31, 2025, the value of the Healthpeak OP Units that had met the criteria for redemption based on the closing stock price on December 31, 2025 was $4 million.

Janus Living OP
During the nine months ended September 30, 2026, certain employees of the Company (“Janus Living OP Unitholders”) were issued approximately 392 thousand non-managing member units in Janus Living OP, the operating subsidiary of Janus Living, Inc. (“Janus Living OP Units” and together with Healthpeak OP Units, “OP Units”), all of which were profits interests in Janus Living OP. When certain conditions are met, the holders of Janus Living OP Units have the right to require redemption of part or all of their Janus Living OP Units for cash or shares of the Janus Living’s Class A-1 common stock, at Janus Living’s option as managing member of Janus Living OP. The per unit redemption amount is equal to either one share of Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Janus Living’s Class A-1 common stock at the time of redemption. The Company classifies the Janus Living OP Units in permanent equity because Janus Living may elect, in its sole discretion, to issue shares of Janus Living’s Class A-1 common stock to Janus Living OP Unitholders who choose to redeem their Janus Living OP Units rather than using cash. As of September 30, 2026, none of the Janus Living OP Units met the criteria for redemption.
DownREITs
The non-managing member units of the Company’s DownREITs are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At each of September 30, 2026 and December 31, 2025, there were approximately 11 million DownREIT units (13 million shares of Healthpeak common stock are issuable upon conversion) outstanding in eight DownREIT LLCs, for all of which the Company holds a controlling interest and/or acts as the managing member. At September 30, 2026 and December 31, 2025, the carrying value of the 11 million DownREIT units was $305 million and $307 million, respectively. The market value of the 11 million DownREIT units, based on the closing stock price on September 30, 2026 and December 31, 2025, was $266 million and $215 million, respectively.
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
The Company considers the potential dilution resulting from forward agreements under its ATM Program to the calculation of earnings per share. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. However, the Company uses the treasury stock method to calculate the dilution, if any, resulting from the forward sales agreements during the period of time prior to settlement. Refer to Note 11 for a discussion of the forward sales agreements, under which there were no sales or settlements during the three and nine months ended September 30, 2026 and 2025.

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator - Basic
Net income (loss)	$36,687	$(109,848)	$299,584	$(20,765)
Noncontrolling interests’ share in earnings	(19,424)	(7,274)	(35,870)	(21,856)
Net income (loss) attributable to Healthpeak Properties, Inc.	17,263	(117,122)	263,714	(42,621)
Less: Participating securities’ share in earnings	(145)	(134)	(444)	(714)
Net income (loss) applicable to common shares	$17,118	$(117,256)	$263,270	$(43,335)
Numerator - Dilutive
Net income (loss) applicable to common shares	$17,118	$(117,256)	$263,270	$(43,335)
Add: distributions on dilutive convertible units and other	—	—	90	—
Dilutive net income (loss) available to common shares	$17,118	$(117,256)	$263,360	$(43,335)
Denominator
Basic weighted average shares outstanding	689,509	694,930	691,498	696,380
Dilutive potential common shares - equity awards(1)	—	—	2	—
Dilutive potential common shares - OP Units(2)	—	—	281	—
Diluted weighted average common shares	689,509	694,930	691,781	696,380
Earnings per common share
Basic	$0.02	$(0.17)	$0.38	$(0.06)
Diluted	$0.02	$(0.17)	$0.38	$(0.06)
_______________________________________
(1)For all periods presented, represents the dilutive impact of 1 million outstanding equity awards (restricted stock units).
(2)For the three months ended September 30, 2026, all 6 million outstanding Healthpeak OP Units were not included because they were anti-dilutive. For the nine months ended September 30, 2026, represents the dilutive impact of 6 million outstanding Healthpeak OP Units. For each of the three and nine months ended September 30, 2025, all 4 million outstanding Healthpeak OP Units were not included because they were anti-dilutive.
For each of the three and nine months ended September 30, 2026 and 2025, all 13 million shares issuable upon conversion of DownREIT units were not included because they were anti-dilutive.

NOTE 13.  Segment Disclosures

The Company’s operating segments, based on how its chief operating decision maker (“CODM”), the President and CEO, evaluates the business and allocates resources, are as follows: (i) outpatient medical, (ii) lab, (iii) senior housing, (iv) loans receivable, (v) a preferred equity investment, and (vi) three other properties. The Company’s reportable segments, as determined in accordance with ASC 280, Segment Reporting, are as follows: (i) outpatient medical, (ii) lab, and (iii) senior housing. The loans receivable, preferred equity investment, and three other properties are non-reportable segments that have been presented on a combined basis within the Notes to the Consolidated Financial Statements herein. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC, as updated by Note 2 in these financial statements.
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
NOI and Adjusted NOI are calculated as NOI and Adjusted NOI, respectively, from consolidated properties, plus the Company’s share of NOI and Adjusted NOI from unconsolidated joint ventures (calculated by applying the Company’s economic share for the period), less noncontrolling interests’ share of NOI and Adjusted NOI from consolidated joint ventures (calculated by applying the Company’s economic share for the period). Management utilizes its share of NOI and Adjusted NOI in assessing its performance as the Company has various joint ventures that contribute to its performance.
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

The following table summarizes financial information for the reportable segments for the three months ended September 30, 2026 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$314,752	$223,870	$268,300
Operating expenses(1)	(107,000)	(75,058)
Healthpeak’s share of unconsolidated joint venture NOI	5,652	5,865
Noncontrolling interests’ share of consolidated joint venture NOI	(20,700)	—
NOI - outpatient medical and lab	192,704	154,677
Adjustments to NOI(2)	(8,432)	(13,809)
Adjusted NOI - outpatient medical and lab	$184,272	$140,868		$325,140
Senior housing net income (loss):
Compensation and property management			(122,831)
Food			(11,712)
Real estate taxes			(8,045)
Repairs and maintenance			(8,825)
Utilities			(11,418)
Other segment items(3)			(30,588)
Depreciation and amortization			(78,682)
General and administrative			(1,527)
General and administrative - related party management fee			(3,779)
Interest expense			(486)
Transaction costs			(3,400)
Other income (expense), net			8,276
Income tax benefit (expense)			(891)
Senior housing net income (loss)			$(5,608)	(5,608)
Reconciling items:
Plus: Adjustments to NOI(2)				22,241
Other non-reportable revenues				6,768
Interest income and other				7,202
Other non-reportable operating expenses				(3,914)
Depreciation and amortization				(220,241)
Interest expense				(83,413)
General and administrative				(18,283)
Transaction costs				(6,338)
Impairments and loan loss reserves, net				210
Other income (expense), net				394
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(11,517)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical				20,700
Plus: Income tax benefit (expense) - senior housing				891
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$34,232
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

The following table summarizes the Company’s significant expense categories for the outpatient medical and lab reportable segments for the three months ended September 30, 2026 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$15,887	$9,330
Real estate taxes	23,677	22,472
Repairs and maintenance	19,521	10,658
Utilities	21,074	18,188
Other segment items(1)	26,841	14,410
Operating expenses	$107,000	$75,058
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.

The following table summarizes financial information for the reportable segments for the three months ended September 30, 2025 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$320,903	$213,325	$150,458
Operating expenses(1)	(110,431)	(64,352)
Healthpeak’s share of unconsolidated joint venture NOI	4,440	4,605
Noncontrolling interests’ share of consolidated joint venture NOI	(6,569)	—
NOI - outpatient medical and lab	208,343	153,578
Adjustments to NOI(2)	(10,300)	(15,520)
Adjusted NOI - outpatient medical and lab	$198,043	$138,058		$336,101
Senior housing net income (loss):
Compensation and property management			(71,809)
Food			(6,855)
Real estate taxes			(4,073)
Repairs and maintenance			(5,461)
Utilities			(6,278)
Other segment items(3)			(19,434)
Depreciation and amortization			(30,885)
General and administrative			(2,267)
Interest expense			(950)
Other income (expense), net			(450)
Income tax benefit (expense)			(1,576)
Equity income (loss) from unconsolidated joint ventures			992
Senior housing net income (loss)			$1,412	1,412
Reconciling items:
Plus: Adjustments to NOI(2)				25,820
Other non-reportable revenues				5,658
Interest income and other				15,529
Other non-reportable operating expenses				(3,229)
Depreciation and amortization				(231,432)
Interest expense				(75,834)
General and administrative				(17,640)
Transaction costs				(2,420)
Impairments and loan loss reserves, net				54
Gain (loss) on sales of real estate, net				11,500
Other income (expense), net				1,610
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(9,045)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical				6,569
Plus: Income tax benefit (expense) - senior housing				1,576
Less: Equity income (loss) from unconsolidated joint ventures - senior housing				(992)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$65,237
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

The following table summarizes the Company’s significant expense categories for the outpatient medical and lab reportable segments for the three months ended September 30, 2025 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$15,043	$8,484
Real estate taxes	25,068	19,500
Repairs and maintenance	17,000	8,966
Utilities	21,168	14,855
Other segment items(1)	32,152	12,547
Operating expenses	$110,431	$64,352
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.

The following table summarizes financial information for the reportable segments for the nine months ended September 30, 2026 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$943,640	$652,793	$685,101
Operating expenses(1)	(316,740)	(211,461)
Healthpeak’s share of unconsolidated joint venture NOI	16,078	18,113
Noncontrolling interests’ share of consolidated joint venture NOI	(34,840)	(54)
NOI - outpatient medical and lab	608,138	459,391
Adjustments to NOI(2)	(27,484)	(34,890)
Adjusted NOI - outpatient medical and lab	$580,654	$424,501		$1,005,155
Senior housing net income (loss):
Compensation and property management			(314,444)
Food			(30,281)
Real estate taxes			(21,091)
Repairs and maintenance			(23,196)
Utilities			(28,264)
Other segment items(3)			(79,527)
Depreciation and amortization			(186,553)
General and administrative			(5,819)
General and administrative - related party management fee			(6,579)
Interest expense			(1,187)
Transaction costs			(26,188)
Gain (loss) on sales of real estate, net			3,884
Gain (loss) upon change of control, net(4)			46,270
Gain (loss) on debt extinguishments			(403)
Other income (expense), net			25,557
Income tax benefit (expense)			(267)
Equity income (loss) from unconsolidated joint ventures			111
Senior housing net income (loss)			$37,124	37,124
Reconciling items:
Plus: Adjustments to NOI(2)				62,374
Other non-reportable revenues				20,747
Interest income and other				43,142
Other non-reportable operating expenses				(11,371)
Depreciation and amortization				(685,494)
Interest expense				(262,284)
General and administrative				(58,299)
Transaction costs				(16,871)
Impairments and loan loss reserves, net				3,964
Gain (loss) on sales of real estate, net				56,773
Other income (expense), net				93,388
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(34,191)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical and lab				34,894
Plus: Income tax benefit (expense) - senior housing				267
Less: Equity income (loss) from unconsolidated joint ventures - senior housing				(111)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$289,207
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

The following table summarizes the Company’s significant expense categories for the outpatient medical and lab reportable segments for the nine months ended September 30, 2026 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$47,115	$27,920
Real estate taxes	72,136	66,097
Repairs and maintenance	56,553	29,992
Utilities	58,260	44,142
Other segment items(1)	82,676	43,310
Operating expenses	$316,740	$211,461
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.

The following table summarizes financial information for the reportable segments for the nine months ended September 30, 2025 (in thousands):

	Outpatient Medical	Lab	Senior Housing	Total
Total revenues	$950,135	$640,123	$448,240
Operating expenses(1)	(315,136)	(181,412)
Healthpeak’s share of unconsolidated joint venture NOI	13,193	11,199
Noncontrolling interests’ share of consolidated joint venture NOI	(20,983)	—
NOI - outpatient medical and lab	627,209	469,910
Adjustments to NOI(2)	(32,959)	(42,844)
Adjusted NOI - outpatient medical and lab	$594,250	$427,066		$1,021,316
Senior housing net income (loss):
Compensation and property management			(213,558)
Food			(20,080)
Real estate taxes			(12,905)
Repairs and maintenance			(15,181)
Utilities			(17,660)
Other segment items(3)			(56,234)
Depreciation and amortization			(94,875)
General and administrative			(7,781)
Interest expense			(2,847)
Other income (expense), net			(11,781)
Income tax benefit (expense)			(4,777)
Equity income (loss) from unconsolidated joint ventures			3,452
Senior housing net income (loss)			$(5,987)	(5,987)
Reconciling items:
Plus: Adjustments to NOI(2)				75,803
Other non-reportable revenues				17,456
Interest income and other				47,156
Other non-reportable operating expenses				(9,080)
Depreciation and amortization				(701,904)
Interest expense				(221,693)
General and administrative				(59,008)
Transaction costs				(18,169)
Impairments and loan loss reserves, net				117
Gain (loss) on sales of real estate, net				13,136
Other income (expense), net				2,123
Less: Healthpeak’s share of unconsolidated joint venture NOI - outpatient medical and lab				(24,392)
Plus: Noncontrolling interests’ share of consolidated joint venture NOI - outpatient medical				20,983
Plus: Income tax benefit (expense) - senior housing				4,777
Less: Equity income (loss) from unconsolidated joint ventures - senior housing				(3,452)
Income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures				$159,182
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

The following table summarizes the Company’s significant expense categories for the outpatient medical and lab reportable segments for the nine months ended September 30, 2025 (in thousands):

	Outpatient Medical	Lab
Compensation and property management	$43,901	$25,071
Real estate taxes	73,455	57,510
Repairs and maintenance	46,586	24,526
Utilities	56,586	35,965
Other segment items(1)	94,608	38,340
Operating expenses	$315,136	$181,412
_______________________________________
(1)Other segment items for outpatient medical and lab include: (i) cleaning expense, (ii) ground rent expense, (iii) insurance expense, (iv) roads and grounds expense, (v) security expense, and (vi) other expense.
The following table summarizes the Company’s revenues by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2026	2025	2026	2025
Outpatient medical	$314,752	$320,903	$943,640	$950,135
Lab	223,870	213,325	652,793	640,123
Senior housing	268,300	150,458	685,101	448,240
Total revenues for reportable segments	806,922	684,686	2,281,534	2,038,498
Total revenues for other non-reportable	6,768	5,658	20,747	17,456
Interest income and other	7,202	15,529	43,142	47,156
Total revenues	$820,892	$705,873	$2,345,423	$2,103,110
NOTE 14.  Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Interest paid, net of capitalized interest	$273,084	$219,686
Income taxes paid (refunded), net	5,208	2,089
Capitalized interest	57,715	63,541
Supplemental schedule of non-cash investing and financing activities:
Accrued construction costs	$144,906	$164,460
Increase in ROU asset in exchange for new lease liability related to operating leases	1,561	7,049
Noncash lease consideration	13,000	—
Net noncash impact from the consolidation of properties previously held in an unconsolidated joint venture	371,731	—
Retained equity method investment from BX JV I and II transactions, net (see Note 7)	43,378	—
Accrued distributions to noncontrolling interests	19,180	—
Noncash noncontrolling interests issuance costs	1,029	—

The following table summarizes cash, cash equivalents, and restricted cash (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning of period:
Cash and cash equivalents	$467,457	$119,818
Restricted cash	70,245	64,487
Cash, cash equivalents, and restricted cash	$537,702	$184,305
End of period:
Cash and cash equivalents	$514,310	$91,038
Restricted cash	91,512	68,694
Cash, cash equivalents, and restricted cash	$605,822	$159,732
Cash and Cash Equivalents
The Company maintains its cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of September 30, 2026 and December 31, 2025, the account balances at certain institutions exceeded the FDIC insurance coverage.
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
Other Equity Investments. The Company holds limited partner interests in funds that make venture capital investments in various early-stage technology solutions and certain other investments (the “Other Equity Investments”). At September 30, 2026 and December 31, 2025, the Company’s total investments aggregated $19 million and $3 million, respectively. As of September 30, 2026, the Company had an aggregate remaining commitment of $11 million related to certain of its Other Equity Investments. The Other Equity Investments have been identified as VIEs as (i) they do not have any substantive participating rights or kick-out rights over the general partner or (ii) due to insufficient equity at risk. The assets and liabilities of the entities primarily consist of its capital investments. If applicable, all future investments will be funded with capital contributions from the Company and other limited partners in accordance with their respective commitments.

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
HQ Point Preferred Equity Investment. As of December 31, 2025, the Company had a preferred equity investment in a joint venture that held a lab campus under development in San Diego, California, in which the Company had funded the entirety of its $50 million investment. Current equity at risk was not sufficient to finance the entity’s activities. The assets and liabilities of the entity primarily consisted of real estate and debt service obligations. Any assets generated by the entity could only be used to settle its contractual obligations (primarily development costs and debt service payments). During the three months ended September 30, 2026, the Company completed the HQ Point Buyout, after which HQ Point is 100% owned by the Company. As such, the HQ Point Preferred Equity Investment is no longer a VIE as of September 30, 2026.
The classification of the related assets and the maximum loss exposure as a result of the Company’s involvement with VIEs at September 30, 2026 was as follows (in thousands):

VIE Type	Asset Type	Maximum Loss Exposure and Carrying Amount(1)
LLC Investment and Other Equity Investments	Other assets	$34,240
Needham Land Parcel JV	Investments in unconsolidated joint ventures	13,960
Loans Receivable Investments	Loans receivable, net	37,688
_______________________________________
(1)The Company’s maximum loss exposure represents the aggregate carrying amount of such investments.
As of September 30, 2026, the Company had not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including under circumstances in which it could be exposed to further losses (e.g., cash shortfalls).
Consolidated Variable Interest Entities
The Company’s consolidated total assets and total liabilities at September 30, 2026 and December 31, 2025 include certain assets of VIEs that can only be used to settle the liabilities of the related VIE. The VIE creditors do not have recourse to the Company.
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
Brookfield JV. The Company holds a 51% ownership interest in the Brookfield JV, which owns and leases outpatient medical buildings. The Brookfield JV is a VIE because the Company exercises full responsibility, discretion, and control over the day-to-day management of the Brookfield JV, and Brookfield does not have substantive participating rights or substantive kick-out rights. The Company consolidates the Brookfield JV as it is the primary beneficiary given it has both (i) the power to direct the activities that most significantly affect its economic performance and (ii) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the Brookfield JV. The assets of the Brookfield JV primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consist of capital expenditures for the properties. Assets generated by the Brookfield JV may only be used to settle its contractual obligations.

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
DownREITs.  As of September 30, 2026 and December 31, 2025, the Company held a controlling ownership interest in and was the managing member of eight DownREITs. The Company classifies the DownREITs as VIEs due to the non-managing members lacking substantive participation rights in the management of the DownREITs or kick-out rights over the managing member. The Company consolidates the DownREITs as the primary beneficiary because it has the ability to control the activities that most significantly impact these VIEs’ economic performance. The assets of the DownREITs primarily consist of leased properties (net real estate), rents receivable, and cash and cash equivalents; their obligations primarily consist of capital expenditures for the properties, debt service payments, and with respect to DOC DR OP Sub, certain guarantees. Assets generated by the DownREITs (primarily from tenant rents) may only be used to settle their contractual obligations (primarily from debt service and capital expenditures).
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
Gateway Crossing JV. As of December 31, 2025, the Company held a 50% ownership interest in and was the managing member of the Gateway Crossing JV, a joint venture that owned and leased lab and other buildings. The Company classified the Gateway Crossing JV as a VIE due to the non-managing member lacking substantive participation rights in the management of the Gateway Crossing JV or kick-out rights over the managing member. The Company consolidated the Gateway Crossing JV as the primary beneficiary because it had the ability to control the activities that most significantly impacted the VIE’s economic performance. The assets of the Gateway Crossing JV primarily consisted of leased properties (net real estate), rents receivable, and cash and cash equivalents; its obligations primarily consisted of capital expenditures for the properties. Assets generated by the Gateway Crossing JV were only used to settle its contractual obligations. During the three months ended March 31, 2026, the Company acquired the remaining 50% interest in the Gateway Crossing JV, bringing the Company’s ownership interest to 100%. As such, the Gateway Crossing JV is no longer a VIE as of September 30, 2026.

Total assets and total liabilities include VIE assets and liabilities, excluding those of Healthpeak OP, as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Buildings and improvements	$9,337,618	$4,697,185
Development costs and construction in progress	306,933	190,603
Land and improvements	1,097,335	532,374
Accumulated depreciation	(1,869,357)	(930,916)
Net real estate	8,872,529	4,489,246
Loans receivable, net	181,285	552,113
Investments in unconsolidated joint ventures	38,637	25,241
Accounts receivable, net	44,141	24,823
Cash and cash equivalents	398,169	56,660
Restricted cash	88,984	3,141
Intangible assets	747,089	473,011
Assets held for sale(1)	4,025	35,244
Right-of-use asset	273,456	266,135
Deferred tax assets	116,024	121
Goodwill	54,350	50,501
Other assets	339,430	138,265
Total assets	$11,158,119	$6,114,501
Liabilities
Term loans	$400,936	$401,339
Senior unsecured notes	1,181,632	1,168,508
Mortgage debt	103,544	245,735
Intangible liabilities	65,668	76,593
Liabilities related to assets held for sale(1)	—	11,798
Lease liability	206,117	193,441
Accounts payable, accrued liabilities, and other liabilities	526,084	144,106
Deferred revenue	803,466	61,432
Total liabilities	$3,287,447	$2,302,952
_______________________________________
(1)As of September 30, 2026, there was one outpatient medical building that was classified as held for sale, which was sold in October 2026, and primarily included net real estate of $4 million. As of December 31, 2025, relates to four assets classified as held for sale, which were sold during the nine months ended September 30, 2026. The assets held for sale as of December 31, 2025 primarily included: (i) net real estate of $27 million and (ii) right-of-use assets of $7 million. The liabilities related to assets held for sale as of December 31, 2025 primarily included: (i) lease liabilities of $9 million and (ii) deferred revenue of $2 million.

NOTE 16.  Fair Value Measurements

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis (in thousands):

	September 30, 2026(3)		December 31, 2025(3)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$284,203	$290,947	$606,020	$620,575
Interest rate swap assets(2)	29,908	29,908	5,626	5,626
Bank line of credit and commercial paper(2)	1,489,500	1,489,500	1,078,850	1,078,850
Term loans(2)	1,646,725	1,646,725	1,647,113	1,647,113
Senior unsecured notes(1)	6,142,101	5,918,687	6,772,722	6,813,448
Mortgage debt(2)	104,019	103,526	349,209	347,291
Interest rate swap liabilities(2)	—	—	9,635	9,635
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
(3)During the nine months ended September 30, 2026 and year ended December 31, 2025, there were no material transfers of financial assets or liabilities within the fair value hierarchy.
NOTE 17.  Derivative Financial Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. Utilizing derivative instruments allows the Company to manage the risk of fluctuations in interest rates and their related potential impact on future earnings and cash flows. The Company does not use derivative instruments for speculative or trading purposes. At September 30, 2026, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $25 million.

The following table summarizes the Company’s interest rate swap instruments (in thousands):

						Fair Value(2)
Date Entered(1)	Maturity Date	Hedge Designation	Notional Amount	Pay Rate	Receive Rate	September 30, 2026	December 31, 2025
Interest rate swap assets:
April 2022	May 2026	Cash flow	$51,100	4.99%	USD-SOFR w/ -5 Day Lookback + 2.50%	$—	$193
April 2022	May 2026	Cash flow	91,000	4.54%	USD-SOFR w/ -5 Day Lookback + 2.05%	—	344
August 2022	February 2027	Cash flow	250,000	2.60%	1 mo. USD-SOFR CME Term	1,426	2,109
August 2022	August 2027	Cash flow	250,000	2.54%	1 mo. USD-SOFR CME Term	4,000	2,980
May 2023(3)	May 2028	Cash flow	400,000	3.59%	USD-SOFR w/ -5 Day Lookback	6,265	—
January 2024(4)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	18,217	—
Total interest rate swap assets						$29,908	$5,626
Interest rate swap liabilities:
May 2023(3)	May 2028	Cash flow	$400,000	3.59%	USD-SOFR w/ -5 Day Lookback	$—	$(3,021)
January 2024(4)	February 2029	Cash flow	750,000	3.59%	USD-SOFR w/ -5 Day Lookback	—	(6,614)
Total interest rate swap liabilities						$—	$(9,635)
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
(3)Includes two interest rate swap instruments each with notional amounts of $110 million and one interest rate swap instrument with a notional amount of $180 million. The aggregate fair value upon acquisition of these interest rate swap instruments in March 2024 was $7 million, which was recognized within other assets on the Consolidated Balance Sheets and is being amortized into interest expense on the Consolidated Statements of Operations over the terms of the related interest rate swap instruments. During each of the three months ended September 30, 2026 and 2025, the Company recognized $0.4 million of related amortization into interest expense. During each of the nine months ended September 30, 2026 and 2025, the Company recognized $1 million of related amortization into interest expense.
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
NOTE 18. Accounts Payable, Accrued Liabilities, and Other Liabilities

The following table summarizes the Company’s accounts payable, accrued liabilities, and other liabilities (in thousands):

	September 30, 2026	December 31, 2025
Refundable entrance fees	$224,788	$221,147
Accrued construction costs	144,906	144,524
Accrued interest	53,710	89,202
Other accounts payable and accrued liabilities	325,606	263,636
Accounts payable, accrued liabilities, and other liabilities	$749,010	$718,509

NOTE 19. Deferred Revenue

The following table summarizes the Company’s deferred revenue, excluding deferred revenue related to assets classified as held for sale (in thousands):

	September 30, 2026	December 31, 2025
Non-refundable entrance fees	$712,221	$669,528
Other deferred revenue(1)	326,945	315,779
Deferred revenue	$1,039,166	$985,307
_______________________________________
(1)Other deferred revenue is primarily comprised of prepaid rent, deferred rent, and tenant-funded tenant improvements owned by the Company. During the three and nine months ended September 30, 2026, the Company recognized amortization related to other deferred revenue of $12 million and $34 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized amortization related to other deferred revenue of $13 million and $37 million, respectively. The amortization of other deferred revenue is included in rental and related revenues on the Consolidated Statements of Operations.
Life Plan Entrance Fees
During the three and nine months ended September 30, 2026, the Company collected non-refundable entrance fees of $47 million and $122 million, respectively, and recognized amortization of $30 million and $85 million, respectively. Also during the nine months ended September 30, 2026, the Company acquired a property which had $5 million of non-refundable entrance fees. During the three and nine months ended September 30, 2025, the Company collected non-refundable entrance fees of $37 million and $108 million, respectively, and recognized amortization of $24 million and $72 million, respectively. The amortization of non-refundable entrance fees is included within resident fees and services on the Consolidated Statements of Operations.
For certain qualified residents of the life plan communities in the Company’s senior housing segment, the Company may offer to provide a deferral of the upfront cash entrance fee requirements so that they are able to move into a community while still continuing the process of selling their previous home. These entrance fee receivables are due upon sale of the resident’s previous home. At September 30, 2026 and December 31, 2025, the Company had $70 million and $73 million, respectively, of entrance fee receivables, which are recognized in other assets on the Consolidated Balance Sheets.
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

Management Agreement
An indirect subsidiary of Healthpeak (the “Manager”) entered into a management agreement with Janus Living (“Healthpeak Management Agreement”). Pursuant to the Healthpeak Management Agreement, Janus Living agreed to pay the Manager a management fee (“Janus Living Management Fee”) for services rendered to Janus Living equal to $10 million plus or minus the cumulative effect of an annual amount of 0.5% of (i) the gross book value (as determined in accordance with GAAP) of any investment that is the subject of an acquisition, or disposition or (ii) the increase in the gross book value of any investment that was the subject of a capital deployment, in each case, since January 1, 2026; provided, that (A) if Janus Living’s investments have a gross book value in excess of $10.0 billion but less than $20.0 billion as of the determination of a management fee adjustment amount pursuant to the terms of the Healthpeak Management Agreement, such 0.5% will be decreased by 0.1% for each dollar of gross book value of any investment that was the subject of an acquisition or disposition or increase in the gross book value of any investment that was the subject of a capital deployment in excess of $10.0 billion but less than $20.0 billion, and (B) if Janus Living’s investments have a gross book value in excess of $20.0 billion as of the determination of a management fee adjustment amount pursuant to the terms of the Healthpeak Management Agreement, such 0.5% will be decreased by 0.15% for each dollar of gross book value of any investment that was the subject of an acquisition or disposition, or increase in gross book value of any investment that was the subject of a capital deployment, that is in excess of $20.0 billion. The management fee will be payable in cash but will be reduced by the stock-based compensation expense recognized in connection with the grant of annual equity awards to employees of the Manager under the Janus Living, Inc. 2026 Equity Plan (“Manager Equity Awards”). The Healthpeak Management Agreement has an initial term of three years from the date of the completion of the Janus Living IPO with annual renewals unless terminated by Janus Living or the Manager pursuant to the terms of the Healthpeak Management Agreement. Janus Living will also reimburse the Manager for documented third-party expenses incurred by the Manager in providing services under the Healthpeak Management Agreement, including expenses related to legal, accounting, due diligence and other services. Expenses will be reimbursed in cash on a quarterly or monthly basis, at the Manager’s election.
During the three and nine months ended September 30, 2026, Healthpeak received $4.5 million and $8 million, respectively, of the Janus Living Management Fee in cash and $266 thousand and $554 thousand, respectively, in the form of Manager Equity Awards. The remaining $585 thousand of the Janus Living Management Fee earned but not yet paid as of September 30, 2026 was recognized as a receivable and eliminated upon consolidation.
In addition to the Janus Living Management Fee due from Janus Living as discussed above, as of September 30, 2026, Healthpeak had $99 thousand due from Janus Living, primarily related to third-party expenses initially paid by Healthpeak that are reimbursable under the Healthpeak Management Agreement. These amounts were recognized as a receivable and eliminated upon consolidation and are non-interest bearing and settled in cash in the ordinary course of business.
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

On August 12, 2026, an additional 18,400,000 shares of Janus Living’s Class A-1 common stock were issued to public investors following the completion of a public offering (the “Janus Living August Follow-On Offering,” collectively with the Janus Living June Follow-On Offering, the “Janus Living Follow-On Offerings”). The Janus Living August Follow-On Offering generated total gross proceeds of $534 million, which included the exercise in full of the underwriters’ option to purchase additional shares, less $19 million of fees paid to the underwriters.
As of September 30, 2026, our ownership of the Janus Living Class A-1 and Class A-2 common shares, together with our ownership of common units of Janus Living OP, provides us with voting and economic rights of 69.2% of Janus Living. Janus Living is externally managed by Healthpeak Investment Management, LLC, one of our indirect subsidiaries, and is consolidated by us.
At September 30, 2026, our portfolio of investments, including properties in certain of our unconsolidated joint ventures, consisted of interests in 726 properties: (i) Outpatient medical – 506 properties; (ii) Lab – 143 properties; (iii) Senior housing – 74 properties; and (iv) Other non-reportable – 3 properties. The following table summarizes information for our reportable segments for the three months ended September 30, 2026 (dollars in thousands):

Segment	NOI by Reportable Segment(1)	Adjusted NOI by Reportable Segment(1)
Outpatient medical	$192,704	$184,272
Lab	154,677	140,868
Senior housing	53,158	53,655
_______________________________________
(1)For outpatient medical and lab, see Note 13 to the Consolidated Financial Statements for a reconciliation of NOI and Adjusted NOI by reportable segment to income (loss) before income taxes and equity income (loss) from unconsolidated joint ventures. For senior housing, see “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to senior housing net income (loss). See our Segment Analysis below for additional information.
For a description of our significant activities during the three and nine months ended September 30, 2026, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Highlights” in this report.
Business Strategy
Our strategy is to own, operate, and develop high-quality real estate focused on healthcare discovery and delivery. We manage our real estate portfolio for the long-term to maximize risk-adjusted returns and support the growth of our dividends. Our strategy consists of four core elements:
(i)Our real estate: Our portfolio consists of high-quality properties in desirable locations. Our portfolio is primarily focused on outpatient medical and lab buildings, favorable sectors that benefit from the universal desire for improved health, as well as, through our economic interest in Janus Living, life plan community and senior housing facilities, which benefit from favorable demographic trends. We have built scale and fostered deep industry relationships, two unique factors that provide us with a competitive advantage.
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

We continuously monitor the effects of domestic and global events on our operations and financial position, and on the operations and financial position of our tenants, operators, and borrowers, to enable us to remain responsive and adaptable to the dynamic changes in our operating environment. These events include, but are not limited to, the following, any of which could negatively impact our business: inflation; recession; increases in interest rates; challenges in the financial markets; availability of private capital and funding in the life science industry; and actions by the U.S. political administration and regulatory agencies that affect healthcare policy, life science research and innovation, labor supply, procurement and construction costs, and general economic conditions (such as budget reconciliation actions, tariff actions, changes in healthcare regulation, decreases in government funding and staffing, and immigration reform).
To the extent our tenants and/or operators have experienced, or will experience, increased costs, liquidity constraints, and financing difficulties due to the foregoing macroeconomic and market conditions, they may be unable or unwilling to make payments or perform their obligations when due, and occupancy of our properties could be adversely affected.
In addition, uncertainty in public and private equity and fixed income markets and elevated interest rates have directly led to increased costs and limitations on the availability of capital to us. These uncertainties have recently been exacerbated by an increase in the target federal funds rate in September 2026, persistent inflation, and global market pressures, which have led to higher interest rates. Elevated interest rates have impacted and could continue to adversely impact our borrowing costs, the fair value of our fixed rate instruments, transaction volume, and real estate values generally, including our real estate.
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
Company Highlights
Janus Living IPO and Follow-On Offerings
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
•On August 12, 2026, an additional 18,400,000 shares of Janus Living’s Class A-1 common stock were issued to public investors following the completion of a public offering (the “Janus Living August Follow-On Offering,” collectively with the Janus Living June Follow-On Offering, the “Janus Living Follow-On Offerings”). The Janus Living August Follow-On Offering generated total gross proceeds of $534 million, which included the exercise in full of the underwriters’ option to purchase additional shares, less $19 million of fees paid to the underwriters.
Real Estate Transactions
•In January 2026, we acquired our joint venture partner’s 46.5% interest in the SWF SH JV for $312 million (the “SWF JV Buyout”).
•During the three months ended March 31, 2026, we acquired two lab land parcels for net proceeds of $28 million.
•During the three months ended March 31, 2026, we sold an 80% interest in six outpatient medical buildings to a third party for net proceeds of $163 million (“BX JV I and II”).

•In July 2026, we formed a JV with an affiliate of Brookfield Asset Management (“Brookfield”). We contributed 86 outpatient medical buildings which are diversified across 11 states. Brookfield purchased a non-controlling 49% equity interest in the JV at a gross valuation of approximately $2.1 billion. Under the terms of the agreement, we will maintain day-to-day control and management of the assets and will retain a call right for a finite period beginning after year seven to repurchase Brookfield’s interest at a price sufficient to provide Brookfield with a 6.5% net annual rate of return excluding initial transaction expenses.
•In September 2026, we paid $105 million to acquire the senior construction loan secured by a two-building lab campus in San Diego, California and subsequently obtained 100% ownership of the campus (the “HQ Point Buyout”).
•During the nine months ended September 30, 2026, we acquired 41 senior housing communities for an aggregate purchase price of $2.26 billion.
•During the nine months ended September 30, 2026, we sold (i) four lab buildings for $68 million, (ii) four outpatient medical buildings for $49 million, (iii) one senior housing community for $23 million, and (iv) nine suites within an outpatient medical building in Atlanta, Georgia for $7 million.
•Subsequent to September 30, 2026, we (i) completed $432 million of senior housing acquisitions, which included seven senior housing communities and (ii) we acquired an outpatient medical building in Houston, Texas for $38 million.
•Subsequent to September 30, 2026, we sold two outpatient medical buildings for $31 million.
Development and Redevelopment Activities
•During the nine months ended September 30, 2026, the following projects were placed in service: (i) two lab redevelopment projects with total project costs of $103 million, (ii) a portion of six lab redevelopment projects with total project costs of $94 million, (iii) a portion of two lab development projects with total project costs of $30 million, and (iv) a portion of two outpatient medical development projects with total project costs of $14 million.
Financing Activities
•In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026.
•In March 2026, concurrent with the closing of Janus Living IPO, we entered into a $400 million five-year unsecured term loan (the “2031 Term Loan”) as an incremental facility under our existing term loan agreement. As of September 30, 2026, no principal was outstanding on the 2031 Term Loan.
•In March 2026, concurrent with the closing of Janus Living IPO, Janus Living entered into a credit agreement consisting of a $500 million revolving credit facility (as amended, the “Janus Living Revolving Credit Facility”) maturing in March 2030 bearing interest at SOFR plus 105 basis points and a $100 million delayed draw term loan (the “Janus Living Delayed Draw Term Loan” and, together with the Janus Living Revolving Credit Facility, the “Janus Living Credit Facilities”).
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
•In September 2026, we amended and restated the Janus Living Credit Facilities to increase the Janus Living Revolving Credit Facility commitment to $1.25 billion. The amended and restated Janus Living Credit Facilities also includes an accordion feature that permits us to increase the revolving commitments and/or add incremental term loans in an aggregate amount of $500 million, subject to customary requirements, such as obtaining additional lender commitments (the “Janus Living Term Loans”). The amended and restated Janus Living Credit Facilities also terminated the $100 million Janus Living Delayed Draw Term Loan, prior to Janus Living drawing on the Delayed Draw Term Loan. Inclusive of the $500 million accordion option, these changes increased the aggregate amount under the Janus Living Credit Facilities to $1.75 billion. As of September 30, 2026, there were no outstanding borrowings under the Janus Living Credit Facilities.

•In October 2026, we executed an amendment to our term loan agreement pursuant to which (i) the maximum incremental borrowing capacity was increased to $2.75 billion and (ii) we entered into a $500 million four-year unsecured delayed draw term loan (the “2030 Term Loan”) as an incremental facility. As of November 3, 2026, no amount has been drawn under the 2030 Term Loan.
Other Activities
•In June 2026, we received a $399 million partial principal repayment of a seller financing loan receivable secured by outpatient medical buildings.
Dividends
The following table summarizes our common stock cash dividends declared in 2026:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
January 4	January 16	$0.10167	January 30
January 4	February 13	0.10167	February 27
January 4	March 17	0.10167	March 31
April 6	April 17	0.10167	April 30
April 6	May 18	0.10167	May 29
April 6	June 15	0.10167	June 26
July 9	July 20	0.10167	July 31
July 9	August 17	0.10167	August 28
July 9	September 14	0.10167	September 25
October 1	October 19	0.10167	October 30
October 1	November 13	0.10167	November 25
October 1	December 18	0.10167	December 30
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

Non-GAAP Financial Measures
NOI and Adjusted NOI
NOI and Adjusted NOI are non-U.S. generally accepted accounting principles (“GAAP”) supplemental financial measures used to evaluate the operating performance of real estate. NOI is defined as real estate revenues (inclusive of rental and related revenues and resident fees and services, and exclusive of interest income), less property level operating expenses. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, amortization of market lease intangibles, termination fees, operator transition costs, and actuarial reserves for insurance claims that have been incurred but not reported. NOI and Adjusted NOI exclude all other financial statement amounts included in net income (loss) as presented in Note 13 to the Consolidated Financial Statements. NOI and Adjusted NOI are calculated as NOI and Adjusted NOI, respectively, from consolidated properties, plus our share of NOI and Adjusted NOI from unconsolidated joint ventures (calculated by applying our economic share for the period), less noncontrolling interests’ share of NOI and Adjusted NOI from consolidated joint ventures (calculated by applying our economic share for the period). We utilize our share of NOI and Adjusted NOI in assessing our performance as we have various joint ventures that contribute to our performance. Our share of NOI and Adjusted NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, our financial information presented in accordance with GAAP. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our economic share for the period. We do not control the unconsolidated joint ventures, and the pro rata presentations of reconciling items included in NOI and Adjusted NOI do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown on the individual line items were derived by applying our overall economic share determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.
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

Properties are included in Same-Store once they are fully operating for the entirety of the comparative periods presented. A property is removed from Same-Store when it is classified as held for sale, sold, placed into redevelopment, experiences a casualty event or has a planned operator transition that significantly impacts operations, or a significant tenant relocates from a Same-Store property to a Non-Same-Store property and that change results in a corresponding increase in revenue. We do not report Same-Store metrics for our other non-reportable segments.
For a reconciliation of Same-Store to total portfolio NOI and Adjusted NOI and other relevant disclosures by segment, refer to our Segment Analysis below.
Nareit FFO. Funds from Operations (“FFO”) applicable to common shares, as defined by the National Association of Real Estate Investment Trusts (“Nareit”), is net income (loss) applicable to common shares (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, including any current and deferred taxes directly associated with sales of depreciable property, impairments of, or related to, depreciable real estate or land held for development, plus real estate-related depreciation and amortization, and adjustments to compute our share of Nareit FFO from joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of Nareit FFO for unconsolidated joint ventures by applying our economic share for the period to the applicable reconciling items on an entity by entity basis. For consolidated joint ventures in which we do not own 100%, we reflect our share of the equity by adjusting our Nareit FFO to remove the third-party economic share of the applicable reconciling items based on economic share for the applicable periods. Our pro rata share information is prepared on a basis consistent with the comparable consolidated amounts, is intended to reflect our proportionate economic interest in the operating results of properties in our portfolio and is calculated by applying our economic share for the period. We do not control the unconsolidated joint ventures, and the pro rata presentations of reconciling items included in Nareit FFO do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.
The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown on the individual line items were derived by applying our overall economic share determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities, or the revenues and expenses and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.
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
FFO as Adjusted. In addition, we present Nareit FFO applicable to common shares on an adjusted basis before the impact of non-comparable items including, but not limited to, transaction, merger, and restructuring-related costs, other impairments (recoveries) and other losses (gains), prepayment costs (benefits) associated with early retirement or payment of debt, litigation costs (recoveries), casualty-related charges (recoveries), deferred tax asset valuation allowances, and changes in tax legislation (“FFO as Adjusted”). These adjustments are net of tax, when applicable, and are reflective of our share of our joint ventures. Adjustments for joint ventures are calculated to reflect our pro rata share of both our consolidated and unconsolidated joint ventures. We reflect our share of FFO as Adjusted for unconsolidated joint ventures by applying our economic share for the period to the applicable reconciling items on an entity by entity basis. We reflect our share for consolidated joint ventures in which we do not own 100% of the equity by adjusting our FFO as Adjusted to remove the third-party economic share of the applicable reconciling items based on economic share for the applicable periods. We do not control the unconsolidated joint ventures, and the pro rata presentations of reconciling items included in FFO as Adjusted do not represent our legal claim to such items. The joint venture members or partners are entitled to profit or loss allocations and distributions of cash flows according to the joint venture agreements, which provide for such allocations generally according to their invested capital.

The presentation of pro rata information has limitations, which include, but are not limited to, the following: (i) the amounts shown were derived by applying our overall economic share determined when applying the equity method of accounting and do not necessarily represent our legal claim to the assets and liabilities or the revenues and expenses; and (ii) other companies in our industry may calculate their pro rata interest differently, limiting the usefulness as a comparative measure. Because of these limitations, the pro rata financial information should not be considered independently or as a substitute for our financial statements as reported under GAAP. We compensate for these limitations by relying primarily on our GAAP financial statements, using the pro rata financial information as a supplement.
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

Comparison of the Three and Nine Months Ended September 30, 2026 to the Three and Nine Months Ended September 30, 2025
Overview

The following table summarizes results for the three months ended September 30, 2026 and 2025(1) (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Net income (loss) applicable to common shares	$17,118	$(117,256)	$134,374
Nareit FFO applicable to common shares	296,789	318,155	(21,366)
FFO as Adjusted applicable to common shares	304,888	318,750	(13,862)
_______________________________________
(1)For the reconciliation of non-GAAP financial measures, see “Non-GAAP Financial Measures Reconciliations” below.
Net income (loss) applicable to common shares increased primarily as a result of the following:
•a decrease in other-than-temporary impairment charges, which were recognized in 2025 related to two lab unconsolidated joint ventures;
•an increase in Adjusted NOI generated from our senior housing segment related to: (i) acquisitions of senior housing communities in 2026, (ii) increased occupancy, (iii) increased rates for resident fees, and (iv) the SWF JV Buyout;
•an increase in Adjusted NOI generated from our lab segment related to: (i) acquisitions of real estate in 2025 and 2026, (ii) development and redevelopment projects placed in service during 2025 and 2026, and (iii) new leasing activity during 2025 and 2026 (including the impact to straight-line rents); partially offset by: (i) dispositions of real estate in 2026, (ii) assets placed into development and redevelopment in 2025, and (iii) lower occupancy;
•interest earned on proceeds from the Janus Living IPO and Janus Living Follow-On Offerings; and
•casualty-related recoveries.
The increase in net income (loss) applicable to common shares was partially offset by:
•an increase in depreciation related to: (i) acquisitions of real estate in 2025 and 2026, including the SWF JV Buyout, and (ii) development and redevelopment projects placed in service during 2025 and 2026;
•a decrease in Adjusted NOI generated from our outpatient medical segment related to: (i) dispositions of real estate in 2026 and 2025, (ii) assets placed into development and redevelopment in 2025 and 2026, and (iii) lower occupancy, partially offset by: (i) development and redevelopment projects placed in service during 2025 and 2026 and (ii) new leasing activity during 2025 and 2026 (including the impact to straight-line rents);
•an increase in noncontrolling interests’ share in earnings as a result of the Brookfield JV, partially offset by third-party noncontrolling interest holders’ share of net loss from Janus Living;
•a decrease in gain on sales of real estate, net as a result of no dispositions of real estate during the three months ended September 30, 2026;
•a decrease in interest income related to principal repayments on loans receivable in 2025 and 2026;
•an increase in transaction costs related to (i) investment pursuit costs and (ii) transition costs associated with senior housing operators;
•an increase in interest expense related to: (i) higher borrowings under the commercial paper program and (ii) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, partially offset by: (i) the repayment of $650 million aggregate principal amount of 3.25% senior unsecured notes in July 2026, (ii) the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026; and (iii) the repayment of $142 million aggregate principal amount of mortgage debt secured by 13 outpatient medical buildings in June 2026; and
•an increase in general and administrative expenses related to: (i) incremental stand-alone public company general and administrative expenses for Janus Living and (ii) higher compensation.
Nareit FFO applicable to common shares decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO applicable to common shares:
•other-than-temporary impairment charges;
•depreciation and amortization expense; and

•gain on sales of real estate.
FFO as Adjusted applicable to common shares decreased primarily as a result of the aforementioned events impacting Nareit FFO applicable to common shares, except for the following, which are excluded from FFO as Adjusted applicable to common shares:
•transaction and restructuring-related costs; and
•casualty-related losses (recoveries).
The following table summarizes results for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net income (loss) applicable to common shares	$263,270	$(43,335)	$306,605
Nareit FFO applicable to common shares	912,759	940,418	(27,659)
FFO as Adjusted applicable to common shares	938,269	965,087	(26,818)
Net income (loss) applicable to common shares increased primarily as a result of the following:
•a decrease in other-than-temporary impairment charges, which were recognized in 2025 related to two lab unconsolidated joint ventures;
•an increase in gain upon change of control related to: (i) the sale of an 80% interest in six outpatient medical buildings to a third-party in March 2026 and (ii) the SWF JV Buyout in January 2026;
•an increase in gain on sales of real estate due to fewer real estate dispositions during the nine months ended September 30, 2025;
•an increase in Adjusted NOI generated from our senior housing segment related to: (i) acquisitions of senior housing communities in 2026, (ii) increased occupancy, (iii) increased rates for resident fees, and (iv) the SWF JV Buyout;
•interest earned on proceeds from the Janus Living IPO and Janus Living Follow-On Offerings;
•casualty-related recoveries;
•an increase in loan loss recoveries under the current expected credit losses model related to: (i) macroeconomic conditions and (ii) recoveries related to loans repaid during 2025 and 2026, partially offset by new and extended secured loans executed in 2025 and 2026; and
•a decrease in income tax expense as a result of: (i) the tax benefit from the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the Janus Living IPO and (ii) the tax benefit recognized in connection with the disposition of a senior housing community in June 2026, partially offset by the tax expense from an increase in operating income associated with our senior housing communities.
The increase in net income (loss) applicable to common shares was partially offset by:
•an increase in depreciation related to: (i) acquisitions of real estate in 2025 and 2026, including the SWF JV Buyout, and (ii) development and redevelopment projects placed in service during 2025 and 2026;
•an increase in interest expense related to: (i) higher borrowings under the commercial paper program, (ii) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, and (iii) the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, partially offset by: (i) the repayment of $650 million aggregate principal amount of 3.25% senior unsecured notes in July 2026, (ii) the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026, (iii) the repayment of $142 million aggregate principal amount of mortgage debt secured by 13 outpatient medical buildings in June 2026, (iv) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025, and (v) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025;
•an increase in transaction costs incurred related to: (i) investment pursuit costs, (ii) transition costs associated with senior housing operators, and (iii) costs incurred for the Janus Living IPO;
•a decrease in Adjusted NOI generated from our outpatient medical and lab segments related to: (i) dispositions of real estate in 2026 and 2025, (ii) assets placed into development and redevelopment in 2025 and 2026, and (iii) lower occupancy, partially offset by: (i) acquisitions of real estate in 2025 and 2026, (ii) development and redevelopment projects placed in service during 2025 and 2026, and (iii) new leasing activity during 2025 and 2026 (including the impact to straight-line rents);

•an increase in noncontrolling interests’ share in earnings as a result of the Brookfield JV, partially offset by third-party noncontrolling interest holders’ share of net loss from Janus Living;
•a decrease in interest income related to principal repayments on loans receivable in 2025 and 2026, partially offset by: (i) secured loans funded in 2025 and 2026 and (ii) the accelerated recognition of a mark-to-market discount resulting from a partial principal repayment on loans receivable in 2026; and
•an increase in general and administrative expenses related to: (i) incremental stand-alone public company general and administrative expenses for Janus Living and (ii) higher compensation.
Nareit FFO decreased primarily as a result of the aforementioned events impacting net income (loss) applicable to common shares, except for the following, which are excluded from Nareit FFO:
•other-than-temporary impairment charges;
•gains upon change of control;
•depreciation and amortization expense;
•gain on sales of real estate; and
•taxes associated with real estate dispositions;
FFO as Adjusted decreased primarily as a result of the aforementioned events impacting Nareit FFO, except for the following, which are excluded from FFO as Adjusted:
•casualty-related losses (recoveries);
•transaction and restructuring-related costs;
•valuation allowances on deferred tax assets; and
•other impairments (recoveries).
Segment Analysis
The following tables provide selected operating information for our Same-Store and total property portfolio for each of our reportable segments. For the three months ended September 30, 2026, our Same-Store consists of 600 properties representing properties fully operating on or prior to July 1, 2025 and that remained in operation through September 30, 2026. For the nine months ended September 30, 2026, our Same-Store consists of 593 properties representing properties fully operating on or prior to January 1, 2025 and that remained in operation through September 30, 2026. See “Non-GAAP Financial Measures” for additional information. Our total property portfolio consisted of 726 and 703 properties at September 30, 2026 and 2025, respectively.

Outpatient Medical

The following table summarizes results at and for the three months ended September 30, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$299,537	$299,517	$20	$314,752	$320,903	$(6,151)
Operating expenses	(101,295)	(101,835)	540	(107,000)	(110,431)	3,431
Healthpeak’s share of unconsolidated joint venture NOI	5,145	4,235	910	5,652	4,440	1,212
Noncontrolling interests’ share of consolidated joint venture NOI	(22,415)	(25,280)	2,865	(20,700)	(6,569)	(14,131)
NOI	180,972	176,637	4,335	192,704	208,343	(15,639)
Adjustments to NOI(2)	(7,730)	(8,620)	890	(8,432)	(10,300)	1,868
Adjusted NOI	$173,242	$168,017	$5,225	184,272	198,043	(13,771)
Less: Non-SS Adjusted NOI				(11,030)	(30,026)	18,996
SS Adjusted NOI				$173,242	$168,017	$5,225
Adjusted NOI % change			3.1%
Property count(3)	482	482		506	528
End of period occupancy(4)	91.7%	91.7%		91.2%	91.7%
Average occupancy(4)	91.5%	91.8%		90.1%	91.2%
Average occupied square feet	31,297	31,322		32,207	33,044
Average annual rent per occupied square foot(5)	$39	$38		$41	$42
Average annual base rent per occupied square foot(6)	$29	$28		$30	$32
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
(3)From our third quarter 2025 presentation of Same-Store, we added: (i) three stabilized acquisitions and (ii) two developments placed in service, and we removed: (i) 27 buildings that were sold, (ii) five buildings that were placed into redevelopment, and (iii) three assets that were classified as held for sale. Additionally, 92 assets were contributed to joint ventures and are reported at share.
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
Same-Store Adjusted NOI increased primarily as a result of the following:
•mark-to-market lease renewals;
•annual rent escalations;
•increased percentage-based rents; and
•lower operating expenses, including savings from our internalization of property management.
Total Portfolio Adjusted NOI decreased primarily as a result of the following Non-Same-Store impacts, partially offset by the aforementioned increases to Same-Store:
•decreased Adjusted NOI from our 2025 and 2026 dispositions, including formation of the Brookfield JV and BX JV I and II; partially offset by
•increased occupancy in former development properties that have been placed into service.

The following table summarizes results at and for the nine months ended September 30, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$893,712	$881,574	$12,138	$943,640	$950,135	$(6,495)
Operating expenses	(297,351)	(288,286)	(9,065)	(316,740)	(315,136)	(1,604)
Healthpeak’s share of unconsolidated joint venture NOI	14,509	12,797	1,712	16,078	13,193	2,885
Noncontrolling interests’ share of consolidated joint venture NOI	(71,394)	(77,148)	5,754	(34,840)	(20,983)	(13,857)
NOI	539,476	528,937	10,539	608,138	627,209	(19,071)
Adjustments to NOI(2)	(23,582)	(26,818)	3,236	(27,484)	(32,959)	5,475
Adjusted NOI	$515,894	$502,119	$13,775	580,654	594,250	(13,596)
Less: Non-SS Adjusted NOI				(64,760)	(92,131)	27,371
SS Adjusted NOI				$515,894	$502,119	$13,775
Adjusted NOI % change			2.7%
Property count(3)	478	478		506	528
End of period occupancy(4)	91.6%	91.7%		91.2%	91.7%
Average occupancy(4)	91.5%	92.2%		88.7%	91.6%
Average occupied square feet	31,150	31,368		32,425	33,155
Average annual rent per occupied square foot(5)	$39	$37		$42	$42
Average annual base rent per occupied square foot(6)	$29	$28		$31	$32
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
(3)From our third quarter 2025 presentation of Same-Store, we added: (i) two stabilized developments placed in service, and we removed: (i) 27 buildings that were sold, (ii) five buildings that were placed into redevelopment, and (iii) three assets that were classified as held for sale. Additionally, 92 assets were contributed to joint ventures and are reported at share.
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
Total Portfolio Adjusted NOI decreased primarily as a result of the following Non-Same-Store impacts, partially offset by the aforementioned increases to Same-Store:
•decreased Adjusted NOI from our 2025 and 2026 dispositions, including formation of the Brookfield JV and BX JV I and II; partially offset by
•increased Adjusted NOI from our 2025 acquisitions; and
•increased occupancy in former development properties that have been placed into service.

Lab

The following table summarizes results at and for the three months ended September 30, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$167,331	$173,271	$(5,940)	$223,870	$213,325	$10,545
Operating expenses	(50,884)	(49,382)	(1,502)	(75,058)	(64,352)	(10,706)
Healthpeak’s share of unconsolidated joint venture NOI	2,936	2,942	(6)	5,865	4,605	1,260
NOI	119,383	126,831	(7,448)	154,677	153,578	1,099
Adjustments to NOI(2)	(5,792)	(12,391)	6,599	(13,809)	(15,520)	1,711
Adjusted NOI	$113,591	$114,440	$(849)	140,868	138,058	2,810
Less: Non-SS Adjusted NOI				(27,277)	(23,618)	(3,659)
SS Adjusted NOI				$113,591	$114,440	$(849)
Adjusted NOI % change			(0.7)%
Property count(3)	103	103		143	139
End of period occupancy(4)	90.6%	92.7%		85.9%	93.4%
Average occupancy(4)	90.8%	95.9%		85.7%	93.8%
Average occupied square feet	7,185	7,526		9,758	9,017
Average annual rent per occupied square foot(5)	$93	$89		$92	$92
Average annual base rent per occupied square foot(6)	$66	$64		$67	$69
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
(3)From our third quarter 2025 presentation of Same-Store, we added: (i) four stabilized redevelopments placed in service, and we removed: (i) two buildings that were placed into redevelopment and (ii) one asset that experienced a significant tenant relocation.
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
Total Portfolio Adjusted NOI increased primarily as a result of increased Adjusted NOI from acquisitions in 2025 and 2026, partially offset by the aforementioned decreases to Same-Store.

The following table summarizes results at and for the nine months ended September 30, 2026 and 2025 (dollars and square feet in thousands, except per square foot data):

	Same-Store			Total Portfolio(1)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental and related revenues	$488,856	$520,199	$(31,343)	$652,793	$640,123	$12,670
Operating expenses	(143,978)	(139,745)	(4,233)	(211,461)	(181,412)	(30,049)
Healthpeak’s share of unconsolidated joint venture NOI	7,095	6,907	188	18,113	11,199	6,914
Noncontrolling interests’ share of consolidated joint venture NOI	—	—	—	(54)	—	(54)
NOI	351,973	387,361	(35,388)	459,391	469,910	(10,519)
Adjustments to NOI(2)	(13,157)	(34,707)	21,550	(34,890)	(42,844)	7,954
Adjusted NOI	$338,816	$352,654	$(13,838)	424,501	427,066	(2,565)
Less: Non-SS Adjusted NOI				(85,685)	(74,412)	(11,273)
SS Adjusted NOI				$338,816	$352,654	$(13,838)
Adjusted NOI % change			(3.9)%
Property count(3)	100	100		143	139
End of period occupancy(4)	90.5%	92.5%		85.9%	93.4%
Average occupancy(4)	90.4%	96.6%		86.4%	95.9%
Average occupied square feet	7,074	7,519		9,661	9,262
Average annual rent per occupied square foot(5)	$92	$89		$91	$90
Average annual base rent per occupied square foot(6)	$67	$65		$67	$68
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
(3)From our third quarter 2025 presentation of Same-Store, we added: (i) three stabilized redevelopments placed in service, and we removed: (i) two buildings that were placed into redevelopment and (ii) one asset that experienced a significant tenant relocation.
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
Total Portfolio Adjusted NOI decreased primarily as a result of the aforementioned decreases to Same-Store, which were partially offset by increased Adjusted NOI from acquisitions in 2025 and 2026.

Senior Housing

The following table summarizes results at and for the three months ended September 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store			Total Portfolio
	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$165,203	$150,458	$14,745	$268,300	$150,458	$117,842
Operating expenses	(119,147)	(113,870)	(5,277)	(193,419)	(113,910)	(79,509)
Healthpeak’s share of unconsolidated joint venture NOI	—	—	—	—	5,639	(5,639)
Noncontrolling interests’ share of consolidated NOI(1)	(14,185)	(11,269)	(2,916)	(21,723)	—	(21,723)
NOI	31,871	25,319	6,552	53,158	42,187	10,971
Adjustments to NOI(2)	—	—	—	497	(22)	519
Adjusted NOI	$31,871	$25,319	$6,552	53,655	42,165	11,490
Plus (less): Non-SS adjustments				(21,784)	(16,846)	(4,938)
SS Adjusted NOI				$31,871	$25,319	$6,552
Adjusted NOI % change			25.9%
Property count(3)	15	15		74	34
Average occupancy(4)	89.7%	86.7%		86.5%	85.8%
Average occupied units(5)	6,311	6,121		10,718	7,597
RevPOR per month(6)	$8,726	$8,193		$7,421	$7,588
___________________________________
(1)Subsequent to the closing of the Janus Living IPO and Janus Living Follow-On Offerings, public investors in Janus Living represent the 30.8% noncontrolling interests’ share of the senior housing reportable segment. To enhance comparability, Same-Store NOI has been adjusted to reflect the noncontrolling interests’ share of consolidated NOI for all periods presented.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. For the senior housing reportable segment, refer also to “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to net income (loss).
(3)From our third quarter 2025 presentation of Same-Store, no properties were added or removed.
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
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, operator management fees, utilities, real estate taxes, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased Adjusted NOI from senior housing communities acquired during 2026; and
•increased Adjusted NOI from the JV Buyout.

The following table summarizes results at and for the nine months ended September 30, 2026 and 2025 (dollars in thousands, except per unit data):

	Same-Store			Total Portfolio
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Resident fees and services	$486,825	$448,240	$38,585	$685,101	$448,240	$236,861
Operating expenses	(353,096)	(335,505)	(17,591)	(496,803)	(335,618)	(161,185)
Healthpeak’s share of unconsolidated joint venture NOI	—	—	—	748	17,794	(17,046)
Noncontrolling interests’ share of consolidated NOI(1)	(41,188)	(34,723)	(6,465)	(34,611)	—	(34,611)
NOI	92,541	78,012	14,529	154,435	130,416	24,019
Adjustments to NOI(2)	—	(583)	583	497	(899)	1,396
Adjusted NOI	$92,541	$77,429	$15,112	154,932	129,517	25,415
Plus (less): Non-SS adjustments				(62,391)	(52,088)	(10,303)
SS Adjusted NOI				$92,541	$77,429	$15,112
Adjusted NOI % change			19.5%
Property count(3)	15	15		74	34
Average occupancy(4)	88.9%	86.3%		86.0%	85.3%
Average occupied units(5)	6,275	6,093		8,688	7,555
RevPOR per month(6)	$8,620	$8,173		$7,598	$7,584
___________________________________
(1)Subsequent to the closing of the Janus Living IPO and Janus Living Follow-On Offerings, public investors in Janus Living represent the 30.8% noncontrolling interests’ share of the senior housing reportable segment. To enhance comparability, Same-Store NOI has been adjusted to reflect the noncontrolling interests’ share of consolidated NOI for all periods presented.
(2)Represents adjustments we make to calculate Adjusted NOI in accordance with our definition of Adjusted NOI. Refer to “Non-GAAP Financial Measures” above for the definition of Adjusted NOI. For the senior housing reportable segment, refer also to “Non-GAAP Financial Measures Reconciliations” below for a reconciliation of NOI and Adjusted NOI to net income (loss).
(3)From our third quarter 2025 presentation of Same-Store, no properties were added or removed.
(4)Refer to “Non-GAAP Financial Measures” above for the definition of Same-Store. Total Portfolio occupancy excludes any of the following: (i) developments, (ii) significant redevelopments, (iii) newly completed properties under lease-up, and (iv) properties held for sale.
(5)Represents average occupied units as reported by the operators for the nine-month period.
(6)Represents revenues (including our share of revenues from unconsolidated joint ventures) per average occupied unit for the applicable period divided by a factor of nine. Excludes newly developed assets, assets sold, acquired or converted to a new operating structure during the relevant period, assets in redevelopment, assets that are held for sale, and assets that experienced a casualty event that significantly impacted operations.
Same-Store Adjusted NOI increased primarily as a result of the following:
•increased rates for resident fees; and
•higher occupancy; partially offset by
•higher costs of labor, operator management fees, utilities, repairs and maintenance, real estate taxes, food, and other operating expenses.
Total Portfolio Adjusted NOI increased primarily as a result of the aforementioned impacts to Same-Store and the following Non-Same-Store impacts:
•increased Adjusted NOI from senior housing communities acquired during 2026; and
•increased Adjusted NOI from the JV Buyout.

Other Income and Expense Items

The following table summarizes the results of our other income and expense items for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest income and other	$7,202	$15,529	$(8,327)	$43,142	$47,156	$(4,014)
Depreciation and amortization	298,923	262,317	36,606	872,047	796,779	75,268
Interest expense	83,899	76,784	7,115	263,471	224,540	38,931
General and administrative	23,589	19,907	3,682	70,697	66,789	3,908
Transaction costs	9,738	2,420	7,318	43,059	18,169	24,890
Impairments and loan loss reserves (recoveries), net	(210)	(54)	(156)	(3,964)	(117)	(3,847)
Gain (loss) on sales of real estate, net	—	11,500	(11,500)	60,657	13,136	47,521
Gain (loss) on debt extinguishments	—	—	—	(403)	—	(403)
Other income (expense), net	8,670	1,160	7,510	165,215	(9,658)	174,873
Income tax benefit (expense)	(1,287)	1,206	(2,493)	(139)	(3,256)	3,117
Equity income (loss) from unconsolidated joint ventures	3,742	(176,291)	180,033	10,516	(176,691)	187,207
Noncontrolling interests’ share in earnings	(19,424)	(7,274)	(12,150)	(35,870)	(21,856)	(14,014)
Interest income and other
Interest income and other decreased for the three and nine months ended September 30, 2026 primarily as a result of principal repayments on loans receivable in 2025 and 2026, partially offset by secured loans funded in 2025 and 2026. During the nine months ended September 30, 2026, the decrease in interest income and other was also partially offset by the accelerated recognition of a mark-to-market discount resulting from a partial principal repayment on loans receivable in 2026.
Depreciation and amortization
Depreciation and amortization expense increased for the three and nine months ended September 30, 2026 primarily as a result of: (i) acquisitions of real estate in 2025 and 2026, including the SWF JV Buyout, and (ii) development and redevelopment projects placed in service during 2025 and 2026, partially offset by: (i) dispositions of real estate in 2025 and 2026 and (ii) assets placed into development and redevelopment in 2025 and 2026.
Interest expense
Interest expense increased for the three and nine months ended September 30, 2026 primarily as a result of: (i) higher borrowings under the commercial paper program and (ii) the issuance of $500 million aggregate principal amount of 4.75% senior unsecured notes due 2033, which closed in August 2025, partially offset by: (i) the repayment of $650 million aggregate principal amount of 3.25% senior unsecured notes in July 2026, (ii) the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026, and (iii) the repayment of $142 million aggregate principal amount of mortgage debt secured by 13 outpatient medical buildings in June 2026. Interest expense further increased for the nine months ended September 30, 2026 as a result of the issuance of $500 million aggregate principal amount of 5.38% senior unsecured notes due 2035, which closed in February 2025, partially offset by: (i) the repayment of $348 million aggregate principal amount of 3.40% senior unsecured notes in February 2025 and (ii) the repayment of $452 million aggregate principal amount of 4.00% senior unsecured notes in June 2025.
General and administrative
General and administrative expenses increased for the three and nine months ended September 30, 2026 primarily as a result of: (i) incremental stand-alone public company general and administrative expenses for Janus Living and (ii) higher compensation.
Transaction costs
Transaction costs increased for the three months ended September 30, 2026 primarily as a result of: (i) investment pursuit costs and (ii) transition costs associated with senior housing operators. Transaction costs further increased for the nine months ended September 30, 2026 primarily as a result of costs incurred for the Janus Living IPO.

Impairments and loan loss reserves (recoveries), net
Loan loss recoveries increased for the three and nine months ended September 30, 2026 as a result of an increase in loan loss recoveries under the current expected credit losses model, which is primarily due to: (i) macroeconomic conditions and (ii) recoveries related to loans repaid during 2025 and 2026, partially offset by new and extended secured loans executed in 2025 and 2026.
Gain (loss) on sales of real estate, net
Gain on sales of real estate, net decreased during the three months ended September 30, 2026 as a result of no dispositions of real estate during the three months ended September 30, 2026 as compared to the gain on sale of two outpatient medical buildings sold during the three months ended September 30, 2025. Gain on sales of real estate, net increased during the nine months ended September 30, 2026 as a result of: (i) four lab buildings, (ii) four outpatient medical buildings, (iii) nine suites within an outpatient medical building, and (iv) one senior housing community, which were sold during the nine months ended September 30, 2026 as compared to (i) one outpatient medical land parcel and (ii) two outpatient medical buildings (as discussed above), which were sold during the nine months ended September 30, 2025. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding dispositions of real estate and the associated gain (loss) on sales recognized.
Gain (loss) on debt extinguishments
Loss on debt extinguishment increased for the nine months ended September 30, 2026 as a result of the early repayment of $102 million aggregate principal of mortgage debt secured by two senior housing communities in January 2026, with original maturities of December 2026.
Other income (expense), net
Other income increased for the three and nine months ended September 30, 2026 as a result of interest earned on proceeds from the Janus Living IPO and the Janus Living Follow-On Offerings. Other income further increased for the nine months ended September 30, 2026 primarily as a result of: (i) a $92 million gain upon change of control related to the sale of an 80% interest in six outpatient medical buildings to a third-party in March 2026, (ii) a $46 million gain upon change of control related to the SWF JV Buyout in January 2026, (iii) casualty-related recoveries in 2026, and (iv) casualty-related losses associated with Hurricane Milton during the nine months ended September 30, 2025.
Income tax benefit (expense)
Income tax expense decreased for the nine months ended September 30, 2026 primarily as a result of: (i) the tax benefit from the derecognition of certain deferred tax assets and liabilities related to the change in tax status of certain entities in connection with the Janus Living IPO and (ii) the tax benefit recognized in connection with the disposition of a senior housing community in June 2026. Other activity during the three and nine months ended September 30, 2026 includes the net impact of operations of our senior housing communities and changes in actuarial reserves for insurance claims that have been incurred but not reported.
Equity income (loss) from unconsolidated joint ventures
Equity income from unconsolidated joint ventures increased for the three and nine months ended September 30, 2026 primarily as a result of other-than-temporary impairment charges on two lab unconsolidated joint ventures, the South San Francisco JVs and the Needham Land Parcel JV, recognized in 2025.
Noncontrolling interests’ share in earnings
Noncontrolling interests’ share in earnings increased for the three and nine months ended September 30, 2026 primarily as a result of the Brookfield JV, partially offset by third-party noncontrolling interest holders’ share of net loss from Janus Living.

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
Our ability to access the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Changes in general market and economic conditions as well as credit ratings impact our ability to access capital and directly impact our cost of capital. Our 2029 Term Loan, our 2027 Term Loans, our 2028 Term Loan, our 2030 Term Loan, our 2031 Term Loan, and our Revolving Facility accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that is based on the credit ratings of our senior unsecured long-term debt. We also pay a facility fee on the entire commitment under our Revolving Facility that depends upon our credit ratings. As of October 30, 2026, we had long-term credit ratings of Baa1 from Moody’s and BBB+ from S&P Global, and short-term credit ratings of P-2 from Moody’s and A-2 from S&P Global. The Janus Living Credit Facilities accrue interest at SOFR plus a margin, and the Janus Living Revolving Credit Facility is subject to a facility fee, in each case based on Janus Living’s leverage ratio.
A downgrade in credit ratings by Moody’s or S&P Global may have a negative impact on (i) the interest rates of our Revolving Facility, 2027 Term Loans, 2028 Term Loan, 2029 Term Loan, 2030 Term Loan, and 2031 Term Loan, (ii) the facility fees for our Revolving Facility, and (iii) the pricing of notes issued under our commercial paper program and senior unsecured notes. While a downgrade in our credit ratings would adversely impact our cost of borrowing, we believe we would continue to have access to the unsecured debt markets, and we could also seek to enter into one or more secured debt financings, issue additional securities, including under our ATM Program, or dispose of certain assets to fund future operating costs, capital expenditures, or acquisitions, although no assurances can be made in this regard. Refer to “Market Trends and Uncertainties” above for a more comprehensive discussion of the potential impact of economic and market conditions on our business.
Changes in Material Cash Requirements and Off-Balance Sheet Arrangements
Debt. Our material cash requirements related to debt decreased by $466 million to $9.4 billion at September 30, 2026, when compared to our cash requirements at December 31, 2025, primarily as a result of a (i) $102 million full principal repayment of mortgage debt secured by two senior housing communities in January 2026, (ii) $142 million full repayment of mortgage debt secured by 13 outpatient medical buildings in June 2026, and (iii) $650 million full principal repayment of senior unsecured notes in July 2026, partially offset by a $411 million increase in notes outstanding under our commercial paper program. See Note 9 to the Consolidated Financial Statements for additional information about our debt commitments.
Development and redevelopment commitments. Our material cash requirements related to development and redevelopment projects and Company-owned tenant improvements decreased by $23 million to $199 million at September 30, 2026, when compared to December 31, 2025, primarily as a result of construction spend on projects in development and redevelopment, partially offset by commitments on projects placed into redevelopment during the period.

Construction and other loan commitments. Our material cash requirements to provide additional principal on loans for redevelopment and capital expenditure projects decreased by $40 million to $59 million at September 30, 2026, when compared to December 31, 2025. This decrease was the result of additional fundings on existing commitments for construction loans during the nine months ended September 30, 2026. Subsequent to September 30, 2026, we entered into a $20 million mezzanine loan commitment used to finance outpatient medical acquisitions, of which $5 million was funded at closing. See Note 6 to the Consolidated Financial Statements for additional information.
Other investment commitments. As of September 30, 2026, we had venture capital investments, certain of which have an aggregate remaining funding commitment of $11 million, which is expected to be funded over the next six years.
Minimum Liquid Reserve (“MLR”). The MLR required by state licensing authorities decreased by $2 million to $93 million at September 30, 2026, when compared to the MLR required at December 31, 2025, as a result of a decrease of $22 million in the promissory note requirement, partially offset by an increase of $20 million in the restricted cash requirement. See Note 10 to the Consolidated Financial Statements for additional information about our MLR requirements.
Redeemable noncontrolling interests. Our material cash requirements related to redeemable noncontrolling interests decreased by $132 million to $27 million at September 30, 2026, when compared to December 31, 2025. The decrease was primarily the result of our acquisition of the remaining 50% interest in the Gateway Crossing joint venture for $132 million, terminating the Put Option of the noncontrolling interest holder. Additionally, the values of redeemable noncontrolling interests are subject to change based on the assessment of redemption value at each redemption date. As of September 30, 2026, the estimated redemption value of the redeemable noncontrolling interests that have met the conditions for redemption is $14 million. The estimated redemption value of the redeemable noncontrolling interests that will meet the conditions for redemption upon completion of the related development projects is $14 million. See Note 11 to the Consolidated Financial Statements for additional information.
Distribution and dividend requirements. Our dividend policy on our common stock is to distribute a percentage of our cash flow to ensure that we meet the dividend requirements of the Internal Revenue Code of 1986, as amended (the “Code”), relative to maintaining our REIT status, while still allowing us to retain cash to fund capital improvements and other investment activities. Under the Code, REITs may be subject to certain federal income and excise taxes on undistributed taxable income. We paid monthly common stock cash dividends of $0.10167 per share during the three months ended September 30, 2026. Our future common stock cash dividends, if and as declared, may vary and will be determined by the Board based upon the circumstances prevailing at the time, including our financial condition.
Off-balance sheet arrangements. We own interests in certain unconsolidated joint ventures as described in Note 7 to the Consolidated Financial Statements. Four of these joint ventures have aggregate mortgage debt of $945 million, of which our share is $222 million. Our risk of loss is limited to our investment in the applicable joint venture. Additionally, as of September 30, 2026, we had 14 outstanding letter of credit obligations totaling $3 million.
Except as described above, there have been no other material changes, outside of the ordinary course of business, during the nine months ended September 30, 2026 to the material cash requirements or material off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 under “Material Cash Requirements” and “Off-Balance Sheet Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in) operating activities	$976,440	$957,875	$18,565
Net cash provided by (used in) investing activities	(2,578,978)	(629,053)	(1,949,925)
Net cash provided by (used in) financing activities	1,670,658	(353,395)	2,024,053
Operating Cash Flows
Our cash flows from operations are dependent upon the occupancy levels of our buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. Our net cash provided by operating activities increased $19 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily as a result of: (i) an increase in Adjusted NOI from acquisitions of real estate in 2025 and 2026, (ii) developments and redevelopments placed in service during 2025 and 2026, (iii) annual rent increases, and (iv) new leasing and renewal activity. The increase in net cash provided by operating activities was partially offset by: (i) an increase in transaction costs as a result of the Janus Living IPO and transition costs associated with senior housing operators, (ii) an increase in cash paid for interest, (iii) a decrease in Adjusted NOI from dispositions of real estate in 2025 and 2026, and (iv) a decrease in Adjusted NOI from buildings undergoing development and redevelopment in 2025 and 2026.
Investing Cash Flows
Our cash flows from investing activities are generally used to fund acquisitions, loans receivable, developments, and redevelopments of real estate, net of proceeds received from sales of real estate and repayments on loans receivable. Our net cash used in investing activities increased $1.9 billion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily as a result of an increase in cash used for real estate asset acquisitions, including the SWF JV Buyout and the HQ Point Buyout. The increase in net cash used in investing activities was partially offset by: (i) an increase in net repayments on loans receivable in 2026, (ii) an increase in proceeds from the BX I JV and II transaction, (iii) an increase in proceeds from sales of real estate, (iv) a decrease in cash used for development, redevelopment, and capital expenditures on our real estate, (v) a decrease in cash used for investments in unconsolidated joint ventures, and (vi) an increase in proceeds received from insurance recoveries.
Financing Cash Flows
Our cash flows from financing activities are generally impacted by issuances and/or repurchases of equity, borrowings and repayments under our bank line of credit and commercial paper program, senior unsecured notes, term loans, and mortgage debt, and dividends paid to common shareholders. Our net cash provided by financing activities increased $2.0 billion for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily as a result of the following: (i) proceeds from the Janus Living IPO and Janus Living Follow-On Offerings, net of underwriting fees and other offering costs, (ii) proceeds from the Brookfield JV transaction, (iii) higher net borrowings under the commercial paper program, (iv) a decrease in repayments of senior unsecured notes, and (v) a decrease in dividends paid on common stock, primarily as a result of repurchases of common stock under our share repurchase program. The increase in net cash provided by financing activities was partially offset by: (i) a decrease in proceeds received from the issuance of senior unsecured notes, (ii) an increase in distributions to noncontrolling interests, (iii) an increase in repayments of mortgage debt, (iv) a decrease in contributions from noncontrolling interests in 2026, and (v) higher repurchases of common stock under our share repurchase program.

Debt
In January 2026, we made a $102 million early full principal repayment of mortgage debt secured by two senior housing communities with original maturities in December 2026. In March 2026, concurrent with the closing of Janus Living IPO, we executed the $400 million 2031 Term Loan, which was undrawn as of September 30, 2026. Also in March 2026, concurrent with the closing of the Janus Living IPO, Janus Living entered into a credit agreement that provides for a revolving credit facility, which was amended and restated in September 2026, has a maximum commitment of $1.25 billion, and was undrawn as of September 30, 2026. Janus Living may utilize its revolving credit facility to fund acquisitions and other commitments.
In June 2026, we made a $142 million full repayment of mortgage debt secured by 13 outpatient medical buildings upon maturity. In July 2026, we repaid $650 million aggregate principal amount of 3.25% senior unsecured notes with an effective interest rate of 3.40% at maturity. In October 2026, we executed an amendment to our term loan agreement pursuant to which (i) the maximum incremental borrowing capacity was increased to $2.75 billion and (ii) we obtained loan commitments for the $500 million 2030 Term Loan. As of November 3, 2026, no amount has been drawn under the 2030 Term Loan.
See Note 9 to the Consolidated Financial Statements for additional information about our outstanding debt.
Approximately 83% and 95% of our consolidated debt was fixed rate debt as of September 30, 2026 and 2025, respectively. At September 30, 2026, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.24% and 4.27%, respectively. At September 30, 2025, our fixed rate debt and variable rate debt had weighted average effective interest rates of 4.20% and 4.79%, respectively. As of September 30, 2026, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, and (iii) the $400 million 2028 Term Loan. These interest rate swap instruments are designated as cash flow hedges. For purposes of classification of the amounts above, variable rate debt with a derivative financial instrument designated as a cash flow hedge is reported as fixed rate debt due to us having effectively established a fixed interest rate for the underlying debt instrument. For a more detailed discussion of our interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 below.
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
As permitted under Rule 13-01 of Regulation S-X, we have excluded the summarized financial information for the Company, Healthpeak OP, DOC DR Holdco, and DOC DR OP Sub because the Company, Healthpeak OP, DOC DR Holdco, and DOC DR OP Sub have no material assets, liabilities, or operations other than the debt financing activities described in the first paragraph of Note 9 to the Consolidated Financial Statements and their investments in non-guarantor subsidiaries, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Equity
At September 30, 2026, we had 690 million shares of common stock outstanding, equity totaled $10.8 billion, and our equity securities had a market value of $14.0 billion.
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

During the three and nine months ended September 30, 2026, we did not utilize the forward provisions under the ATM Program or otherwise issue any shares of our common stock under the ATM Program.
At September 30, 2026, $1.5 billion of our common stock remained available for sale under the ATM Program. Actual future sales of our common stock will depend upon a variety of factors, including but not limited to market conditions, the trading price of our common stock, and our capital needs. We have no obligation to sell any shares under our ATM Program.
See Note 11 to the Consolidated Financial Statements for additional information about our ATM Program.
Noncontrolling Interests
Public Investors of Janus Living, Inc. In connection with the Janus Living IPO in March 2026, 48,300,000 shares of Class A-1 common stock were issued to public investors, generating total gross proceeds of $966 million, less $65 million of fees paid to the underwriters. In connection with the Janus Living Follow-On Offerings, an aggregate of 47,150,000 shares of Janus Living’s Class A-1 common stock were issued to public investors. The Janus Living June Follow-On Offering generated total gross proceeds of $719 million, less $28 million of fees paid to the underwriters. The Janus Living August Follow-On Offering generated total gross proceeds of $534 million, which included the exercise in full of the underwriter’s option to purchase additional shares, less $19 million of fees paid to the underwriters. As of September 30, 2026, these public investors represent a 30.8% interest in Janus Living, a consolidated subsidiary of Healthpeak.
Healthpeak OP. During the nine months ended September 30, 2026, certain of our employees (“Healthpeak OP Unitholders”) were issued approximately 2 million noncontrolling, non-managing member units in Healthpeak OP (“Healthpeak OP Units”). When certain conditions are met, the Healthpeak OP Unitholders have the right to require redemption of part or all of their Healthpeak OP Units for cash or shares of our common stock, at our option as managing member of Healthpeak OP. The per unit redemption amount is equal to either one share of our common stock or cash equal to the fair value of a share of common stock at the time of redemption. We classify the Healthpeak OP Units in permanent equity because we may elect, in our sole discretion, to issue shares of our common stock to Healthpeak OP Unitholders who choose to redeem their Healthpeak OP Units rather than using cash. As of September 30, 2026, there were approximately 6 million Healthpeak OP Units outstanding, and 509 thousand had met the criteria for redemption.
Janus Living OP. During the nine months ended September 30, 2026, certain of our employees (“Janus Living OP Unitholders”) were issued approximately 392 thousand non-managing member units in Janus Living OP, the operating subsidiary of Janus Living, Inc. (“Janus Living OP Units”), all of which were profits interests in Janus Living OP. The per unit redemption amount is equal to either one share of Janus Living’s Class A-1 common stock or cash equal to the fair value of a share of Janus Living’s Class A-1 common stock at the time of redemption. We classify the Janus Living OP Units in permanent equity because Janus Living may elect, in its sole discretion, to issue shares of Janus Living’s Class A-1 common stock to Janus Living OP Unitholders who choose to redeem their Janus Living OP Units rather than using cash. As of September 30, 2026, none of the Janus Living OP Units met the criteria for redemption.
DownREITs. At September 30, 2026, non-managing members held an aggregate of approximately 11 million units in eight limited liability companies for which we hold controlling interests and/or are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock. At September 30, 2026, the outstanding DownREIT units were convertible into approximately 13 million shares of our common stock.
Share Repurchase Program
On July 30, 2026, our Board of Directors approved a share repurchase program (the “2026 Share Repurchase Program”) to replace our prior share repurchase program approved in July 2024 (the “2024 Share Repurchase Program”). Under the 2026 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), in an amount up to an aggregate purchase price of $500 million. Purchases under the 2026 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2026 Share Repurchase Program may be suspended or terminated at any time without prior notice.
During the nine months ended September 30, 2026, we repurchased 5.95 million shares of our common stock under the 2024 Share Repurchase Program at a weighted average price of $16.81 per share for a total of $100 million. During the three and nine months ended September 30, 2026, no shares were repurchased under the 2026 Share Repurchase Program. As of September 30, 2026, $500 million of our common stock remained available for repurchase under the 2026 Share Repurchase Program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) applicable to common shares	$17,118	$(117,256)	$263,270	$(43,335)
Real estate related depreciation and amortization	298,923	262,317	872,047	796,779
Healthpeak’s share of real estate related depreciation and amortization from unconsolidated joint ventures	7,564	12,574	22,420	37,304
Noncontrolling interests’ share of real estate related depreciation and amortization	(26,816)	(3,807)	(46,939)	(12,686)
Loss (gain) on sales of depreciable real estate, net	—	(11,500)	(60,657)	(13,136)
Healthpeak’s share of loss (gain) on sales of depreciable real estate, net, from unconsolidated joint ventures	—	—	1,793	—
Noncontrolling interests’ share of gain (loss) on sales of depreciable real estate, net	—	—	973	—
Loss (gain) upon change of control, net(1)	—	—	(138,343)	—
Taxes associated with real estate dispositions	—	—	(1,805)	(335)
Impairments (recoveries) of real estate, net(2)	—	175,827	—	175,827
Nareit FFO applicable to common shares	296,789	318,155	912,759	940,418
Distributions on dilutive convertible units and other	4,336	4,551	13,257	13,735
Diluted Nareit FFO applicable to common shares	$301,125	$322,706	$926,016	$954,153

Impact of adjustments to Nareit FFO:
Transaction, merger, and restructuring-related costs(3)	$8,379	$2,420	$36,681	$18,169
Other impairments (recoveries) and other losses (gains), net(4)	(210)	(54)	(3,964)	125
Loss (gain) on debt extinguishments	—	—	302	—
Casualty-related charges (recoveries), net(5)	(70)	(1,771)	(4,451)	6,375
Recognition (reversal) of valuation allowance on deferred tax assets(6)	—	—	(3,058)	—
Total adjustments	$8,099	$595	$25,510	$24,669

FFO as Adjusted applicable to common shares	$304,888	$318,750	$938,269	$965,087
Distributions on dilutive convertible units and other	4,330	4,551	13,235	13,715
Diluted FFO as Adjusted applicable to common shares	$309,218	$323,301	$951,504	$978,802

Other operating data:
Amortization of deferred financing costs and debt discounts (premiums)	$8,616	$7,981	$25,879	$23,708
Non-refundable entrance fee sales in excess of (less than) the related GAAP amortization	16,710	12,711	37,331	36,449
Stock-based compensation amortization expense	4,412	4,046	13,265	10,410
Deferred income taxes	930	(179)	4,032	4,989
AFFO capital expenditures	(37,617)	(27,261)	(103,678)	(76,125)
Straight-line rents	(12,876)	(14,282)	(35,964)	(30,836)
Amortization of above (below) market lease intangibles, net	(6,562)	(8,105)	(19,466)	(28,402)
Other items(7)	(3,909)	(1,687)	(9,571)	(1,303)
Refer to footnotes on the next page.

_______________________________________
(1)The nine months ended September 30, 2026 includes a gain upon change of control related to (i) the acquisition of the remaining 46.5% interest in the SWF SH JV which held 19 senior housing properties and (ii) the disposition of an 80% interest in six outpatient medical buildings to a third-party. These gains upon change of control are included in other income (expense), net in the Consolidated Statements of Operations.
(2)The three and nine months ended September 30, 2025 include other-than-temporary impairment charges on certain unconsolidated real estate joint ventures, which are recognized in equity income (loss) from unconsolidated joint ventures in the Consolidated Statements of Operations.
(3)The three and nine months ended September 30, 2026 and 2025 include investment pursuit costs. The three and nine months ended September 30, 2026 includes transition costs associated with senior housing operators and the nine months ended September 30, 2026 includes costs related to the Janus Living IPO. The three and nine months ended September 30, 2025 include costs related to the merger with Physicians Realty Trust, which are primarily comprised of severance, legal, accounting, tax, information technology, and other costs of combining operations with Physicians Realty Trust.
(4)The three and nine months ended September 30, 2026 and 2025 include reserves and (recoveries) for expected loan losses recognized in impairments and loan loss reserves (recoveries), net in the Consolidated Statements of Operations.
(5)Casualty-related charges (recoveries), net are recognized in other income (expense), net, equity income (loss) from unconsolidated joint ventures, and noncontrolling interests’ share in earnings in the Consolidated Statements of Operations.
(6)The nine months ended September 30, 2026 includes the income tax impact related to the change in tax status of certain entities in connection with the Janus Living IPO.
(7)Primarily includes: (i) amortization of deferred revenue, (ii) noncontrolling interests’ share of senior housing entrance fees in excess of (less than) the related GAAP amortization, (iii) noncontrolling interests’ share of Adjusted Funds from Operations (“AFFO”) Capital Expenditures, and (iv) our proportionate share of AFFO capital expenditures and straight-line rents from unconsolidated joint ventures. AFFO Capital Expenditures include costs incurred in our operating portfolio required to maintain the properties in current market condition and generally are recurring in nature.
For a reconciliation of Adjusted NOI for our outpatient medical and lab reportable segments to net income (loss) before income taxes and equity income from unconsolidated joint ventures, see Note 13 to the Consolidated Financial Statements. The following table reconciles net income (loss) of our senior housing reportable segment to NOI and Adjusted NOI for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(5,608)	$1,412	$37,124	$(5,987)
Depreciation and amortization	78,682	30,885	186,553	94,875
General and administrative	1,527	2,267	5,819	7,781
General and administrative - related party management fee	3,779	—	6,579	—
Interest expense	486	950	1,187	2,847
Transaction costs	3,400	—	26,188	—
Loss (gain) on sales of real estate, net	—	—	(3,884)	—
Loss (gain) upon change of control, net(1)	—	—	(46,270)	—
Loss (gain) on debt extinguishments	—	—	403	—
Other expense (income), net	(8,276)	450	(25,557)	11,781
Income tax expense (benefit)	891	1,576	267	4,777
Equity loss (income) from unconsolidated joint venture	—	(992)	(111)	(3,452)
Healthpeak’s share of unconsolidated joint venture NOI	—	5,639	748	17,794
Noncontrolling interests’ share of consolidated joint venture NOI	(21,723)	—	(34,611)	—
NOI - senior housing	$53,158	$42,187	$154,435	$130,416
Adjustments to NOI	497	(22)	497	(899)
Adjusted NOI - senior housing	$53,655	$42,165	$154,932	$129,517
_______________________________________
(1)Recognized in other income (expense), net, in the Consolidated Statements of Operations.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of critical accounting estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A discussion of accounting estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the nine months ended September 30, 2026, we included a new critical accounting estimate as described below:
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
To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of our derivative portfolio in order to determine the change in fair value. At September 30, 2026, a one percentage point increase or decrease in the underlying interest rate curve would result in a corresponding increase or decrease in the fair value of the derivative instruments by up to $25 million.
At September 30, 2026, our exposure to interest rate risk was primarily on our variable rate debt. At September 30, 2026, we had the following swapped to fixed rates through interest rate swap instruments: (i) the $750 million 2029 Term Loan, (ii) the $500 million 2027 Term Loans, and (iii) the $400 million 2028 Term Loan. The interest rate swap instruments are designated as cash flow hedges, with the objective of managing the exposure to interest rate risk by converting the interest rates on our variable rate debt to fixed interest rates. At September 30, 2026, both the fair value and carrying value of the interest rate swap assets were $30 million.
Our remaining variable rate debt at September 30, 2026 was comprised of borrowings under our commercial paper program and certain of our mortgage debt. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2026, a one percentage point increase in interest rates would decrease the fair value of our fixed rate debt by approximately $213 million and a one percentage point decrease in interest rates would increase the fair value of our fixed rate debt by approximately $227 million. Additionally, at September 30, 2026, a one percentage point increase or decrease in interest rates would change the fair value of our fixed rate loans receivable by up to $4 million. These changes would not materially impact earnings or cash flows. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not materially impact the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to our variable rate debt, and assuming no other changes in the outstanding balance at September 30, 2026, our annual interest expense would increase by approximately $16 million.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)
None.
(c)
On July 30, 2026, our Board of Directors approved the 2026 Share Repurchase Program to supersede and replace the 2024 Share Repurchase Program. Upon adoption of the 2026 Share Repurchase Program, no further share repurchases may be made pursuant to the 2024 Share Repurchase Program. Under the 2026 Share Repurchase Program, we may acquire shares of our common stock in the open market or other similar purchase techniques (including in compliance with the safe harbor provisions of Rule 10b-18 under the Exchange Act, or pursuant to one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act), in an amount up to an aggregate purchase price of $500 million. Purchases of common stock under the 2026 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including price, corporate and regulatory requirements, and other corporate liquidity requirements and priorities. The 2026 Share Repurchase Program may be suspended or terminated at any time without prior notice. During the three months ended September 30, 2026, no shares were repurchased under the 2026 Share Repurchase Program. At September 30, 2026, $500 million of our common stock remained available for repurchase under the 2026 Share Repurchase Program.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, none of our directors or Section 16 officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.
Delayed Draw Term Loan
On October 28, 2026 (the “Closing Date”), the Company, along with Healthpeak OP, DOC DR Holdco, LLC, DOC DR OP Sub and the lenders party thereto and Bank of America, N.A., as administrative agent, executed an amendment to the Term Loan Agreement (the “Amendment”).
Pursuant to the Amendment, Healthpeak OP obtained senior unsecured delayed draw term loan commitments in an aggregate principal amount of $500 million (the “Incremental DDTL Facility”). The Incremental DDTL Facility is available to be drawn through July 2027 and has a stated maturity of four years. Loans outstanding under the Incremental DDTL Facility bear interest at an annual rate equal to (a) the applicable margin, plus (b) at Healthpeak OP’s option, (x) the base rate, (y) a forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“Term SOFR”) or (z) the daily secured overnight financing rate as administered by the Federal Reserve Bank of New York (“Daily SOFR”), subject to a floor of, in the case of base rate, 1.00% and in the case of Term SOFR and Daily SOFR, 0.00%. The applicable margin under the Incremental DDTL Facility ranges from 0.00% to 0.55% for base rate loans and 0.70% to 1.55% for Term SOFR or Daily SOFR loans, in each case, based on the non-credit enhanced, senior unsecured long-term debt ratings of Healthpeak OP (“Debt Ratings”). Based on Healthpeak OP’s current Debt Ratings, the applicable margin is initially 0.00% for base rate loans and 0.80% for Term SOFR and Daily SOFR loans. The Incremental DDTL Facility is guaranteed by the Company, DOC DR Holdco and DOC DR OP Sub and is subject to customary affirmative and negative covenants.
Additionally, the maximum aggregate borrowing capacity under the Term Loan Agreement was increased from $2.0 billion to $2.75 billion (the “Incremental Increase”). As of the Closing Date after giving effect to the Amendment and including the available commitments under the Incremental DDTL Facility, unused borrowing capacity under the Healthpeak Term Loan Credit Agreement is equal to $1.5 billion.
The foregoing summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed herewith as Exhibit 10.1 and is incorporated by reference herein.

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

10.1*†
Amendment No. 6 to Term Loan Agreement, dated October 28, 2026, by and among Healthpeak OP, LLC, Healthpeak Properties, Inc. DOC DR Holdco, LLC, DOC DR, LLC, the lenders listed therein, and Bank of America, N.A., as administrative agent.

22.1	List of Issuers of Guaranteed Securities (incorporated herein by reference to Exhibit 22.1 to Healthpeak's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed on August 5, 2026).

31.1*	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2*	Certification by Kelvin O. Moses, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1**	Certification by Scott M. Brinker, Healthpeak’s Principal Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2**	Certification by Kelvin O. Moses, Healthpeak’s Principal Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________
*       Filed herewith.
**     Furnished herewith.
†    Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2026	Healthpeak Properties, Inc.

/s/ SCOTT M. BRINKER
Scott M. Brinker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ KELVIN O. MOSES
Kelvin O. Moses
Chief Financial Officer
(Principal Financial Officer)

/s/ SHAWN G. JOHNSTON
Shawn G. Johnston
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)